Form 10-Q
period 1994-03-31
BHC COMMUNICATIONS INC
filed 1994-05-13
CIK 855433

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1994
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                 Commission File Number: 1-10342
                 -------------------------------
                     BHC COMMUNICATIONS, INC.
                     ------------------------

        (Exact name of Registrant as specified in its charter)

          Delaware                        59-2104168
- - ------------------------------       --------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

767 Fifth Avenue, New York, New York                  10153
- - ------------------------------------                ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 421-0200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                    --------   --------

As of April 30, 1994 there were 6,925,815 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                                PART I -- FINANCIAL INFORMATION
                                    BHC COMMUNICATIONS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands of dollars)
                             -------------------------------------
                                                                     March 31,    December 31,
                                                                       1994           1993
                                                                   ------------   ------------
                                                                    (UNAUDITED)
ASSETS
- - ------
CURRENT ASSETS:
  Cash and cash equivalents                                        $    183,247   $     35,371
  Marketable (substantially all U.S. Government) securities           1,275,007      1,471,158
  Accounts receivable, net                                               70,495         85,376
  Film contract and prepaid broadcast rights                             92,035         98,882
  Prepaid expenses and other current assets                              57,436         54,518
                                                                   ------------   ------------
    Total current assets                                              1,678,220      1,745,305
                                                                   ------------   ------------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS, less current portion         82,611         87,197
                                                                   ------------   ------------
PROPERTY AND EQUIPMENT, net                                              51,922         52,035
                                                                   ------------   ------------
INTANGIBLE ASSETS                                                       340,065        342,395
                                                                   ------------   ------------
OTHER ASSETS                                                             12,974         14,606
                                                                   ------------   ------------
                                                                   $  2,165,792   $  2,241,538
                                                                   ============   ============


LIABILITIES AND SHAREHOLDERS' INVESTMENT
- - ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                           $    98,276    $    112,798
  Accounts payable and accrued expenses                                 63,724          81,834
  Income taxes payable                                                  73,701          69,340
                                                                   -----------    ------------
    Total current liabilities                                          235,701         263,972
                                                                   -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                                   85,727          95,699
                                                                   -----------    ------------
OTHER LIABILITIES                                                       16,061          15,563
                                                                   -----------    ------------
MINORITY INTEREST                                                       88,968          87,483
                                                                   -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share; authorized
    200,000,000 shares; outstanding 7,723,418 shares                       77              77
  Class B common stock - par value $.01 per share; authorized
    200,000,000 shares; outstanding 18,000,000 shares                     180             180
  Capital surplus                                                      98,013          98,182
  Retained earnings                                                 1,700,200       1,686,532
  Treasury stock, at cost                                             (48,386)         (6,150)
  Reduction to reflect marketable
    securities at fair value                                          (10,749)           -
                                                                 ------------    ------------
                                                                    1,739,335       1,778,821
                                                                 ------------    ------------
                                                                  $ 2,165,792    $  2,241,538
                                                                 ============    ============

           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                                    BHC COMMUNICATIONS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands except per share data)
                                         (UNAUDITED)
                          -------------------------------------------
                                                                            Three Months
                                                                           Ended March 31,
                                                                        --------------------
                                                                           1994       1993
                                                                        ---------  ---------
OPERATING REVENUES                                                      $  95,968  $  89,581
                                                                        ---------  ---------
OPERATING EXPENSES:
  Television expenses                                                      52,077     55,688
  Selling, general and administrative                                      28,757     25,097
                                                                        ---------  ---------
                                                                           80,834     80,785
                                                                        ---------  ---------
    Operating income                                                       15,134      8,796
                                                                        ---------  ---------
OTHER INCOME:
  Interest and other income                                                13,448      7,756
  Income associated with Time Warner Inc. securities                         -       108,413
                                                                        ---------  ---------
                                                                           13,448    116,169
                                                                        ---------  ---------
    Income before income taxes
      and minority interest                                                28,582    124,965

INCOME TAX PROVISION                                                       12,000     43,000
                                                                        ---------  ---------
    Income before minority interest                                        16,582     81,965

MINORITY INTEREST                                                          (2,914)    (6,047)
                                                                        ---------  ---------
    Net income                                                          $  13,668  $  75,918
                                                                        =========  =========

AVERAGE OUTSTANDING COMMON SHARES                                          25,251     25,997
                                                                        =========  =========

NET INCOME PER SHARE                                                    $     .54  $    2.92
                                                                        =========  =========

             The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                    BHC COMMUNICATIONS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands of dollars)
                                          (UNAUDITED)
                        -----------------------------------------------
                                                                         Three Months
                                                                        Ended March 31,
                                                                   -------------------------
                                                                      1994          1993
                                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    13,668   $    75,918
  Adjustments to reconcile net income to net cash
     provided from operating activities:
    Film contract payments                                             (36,893)      (36,071)
    Film contract amortization                                          25,107        23,824
    Depreciation and other amortization                                  5,125         5,129
    Loss (gain) on disposition of marketable securities                    602       (93,741)
    Minority interest                                                    2,914         6,047
    Other                                                                 (644)          225
    Changes in assets and liabilities:
      Accounts receivable                                               14,881        11,934
      Other assets                                                       3,326        (2,048)
      Accounts payable and other liabilities                            (5,308)        1,033
      Income taxes                                                       7,312        38,290
                                                                   -----------   -----------
        Net cash provided from operating activities                     30,090        30,540
                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions (purchases) of marketable securities, net               170,334       (56,576)
  Capital expenditures, net                                             (2,696)       (1,054)
  Other                                                                    (18)         -
                                                                   -----------   -----------
        Net cash provided from (used in) investing activities          167,620       (57,630)
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                           (49,463)       (7,743)
  Dividend                                                                -          (51,893)
  Capital transactions of subsidiary                                      (371)       (6,759)
                                                                   -----------   -----------
        Net cash used in financing activities                          (49,834)      (66,395)
                                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   147,876       (93,485)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          35,371       172,882
                                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   183,247   $    79,397
                                                                   ===========   ===========

             The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   BHC COMMUNICATIONS, INC.
                   ------------------------
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (72% at March 31, 1994) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 54% owned by BHC at March 31, 1994. The interest of UTV shareholders other than BHC in the operating results and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by BHC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, BHC believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in BHC's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain amounts for 1993 have been reclassified to conform to 1994 presentation. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others.

2.   NEW ACCOUNTING STANDARD:

    Effective January 1, 1994, BHC adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. At January 1, 1994, BHC classified its marketable securities as available-for-sale.

    At March 31, 1994, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,293,979,000 and a fair value of $1,275,007,000. The difference of $18,972,000 ($10,749,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 56% mature within one year, 76% mature within two years and all within five years.

3.   SHAREHOLDERS' INVESTMENT:

     As of March 31, 1994, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 7,065,427 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 535,000 Class A common shares purchased by BHC during 1994. At March 31, 1994, purchases of an additional 1,281,223 shares of Class A common stock were authorized.

4.   COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1994 aggregated approximately $103.1 million, including $26.8 million applicable to UTV.

                    BHC COMMUNICATIONS, INC.
                    ------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- - -------------------------------

BHC's core operating cash flow is generated primarily by its television broadcasting business. Television broadcasting cash flow generally parallels the earnings of BHC's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $11.8 million and $12.2 million, respectively, in the 1994 and 1993 first quarters), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose strongly in the 1994 first quarter, and station cash flow accordingly increased 236%.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities. Prior to their disposition in 1993, substantial dividend income was realized on BHC's large holdings of Time Warner Inc. convertible preferred shares. Proceeds from the Time Warner dispositions were placed mostly in money market instruments, primarily U.S. Government obligations, having significantly lower yields than the securities disposed.

Total cash and marketable securities declined slightly to $1.46 billion at March 31, 1994 from $1.51 billion at December 31, 1993, despite first quarter operating cash flow of $30.1 million. Such decline primarily reflects the expenditure of $49.5 million for treasury stock purchases, and a $19 million reduction in the carrying value of marketable securities to reflect their fair value.

A special cash dividend of $2.00 per share on BHC's Class A and Class B common stock, totalling $51.9 million, was paid in January 1993. This is the only dividend paid by BHC since it became a public company in January 1990, and BHC has no current plan to pay future cash dividends.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through March 31, 1994, 4,218,777 shares have been purchased for a total cost of $241.7 million, including $42.3 million applicable to shares purchased in the first quarter of 1994.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial cash balances, if desired, to fund such additional expansion.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1994, commitments for such programming totalled approximately $103.1 million, including $26.8 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related commitments at March 31, 1994 were not material. BHC expects that future film contract commitments and capital expenditure requirements for its present business will be satisfied primarily from operations or from current cash balances.


Results of Operations
- - ---------------------

BHC 1994 first quarter net income totalled $13,668,000, or $.54 per share, compared to $75,918,000, or $2.92 per share, in last year's first quarter. Excluding after tax income associated with BHC's former holdings of Time Warner securities, 1993 first quarter net income was $8,770,000, or $.34 per share. The 56% increase in income excluding Time Warner amounts primarily reflects substantial increases in television station earnings and interest income.

BHC's core television broadcasting business achieved record first quarter operating revenues and earnings. Relatively strong demand for television advertising produced a 7% increase in operating revenues, to $95,968,000 from last year's $89,581,000. That increase, together with the favorable resolution of a disputed music license arrangement, resulted in a 76% increase in station earnings. After a $3,750,000 increase in management fee expense (reflecting a $3,000,000 increase, to $8,000,000 from $5,000,000, effective as of January 1, 1993 in the annual fee paid Chris-Craft), operating income rose 72%, to $15,134,000 from $8,796,000.

First quarter interest and other income increased to $13,448,000 from $7,756,000 in 1993, primarily due to the placement of Time
Warner proceeds in money market instruments.

BHC's effective income tax rate rose to 42% from 34% in the 1993 first quarter, as 1993's pretax income included significant dividend income which is not subject to full federal income tax.

                      BHC COMMUNICATIONS, INC.
                      ------------------------
             PART II. OTHER INFORMATION AND SIGNATURE
             ----------------------------------------


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  None.

          (b) No report on Form 8-K was filed during the quarter for which this report is filed.


                            SIGNATURE
                            ---------

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                              By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                      Joelen K. Merkel
                                   Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: May 13, 1994