Form 10-Q
period 1994-06-30
BHC COMMUNICATIONS INC
filed 1994-08-15
CIK 855433

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1994
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                 Commission File Number: 1-10342
                 -------------------------------
                     BHC COMMUNICATIONS, INC.
                     ------------------------
        (Exact name of Registrant as specified in its charter)
          Delaware                        59-2104168
- ------------------------------       --------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

767 Fifth Avenue, New York, New York                  10153
- ------------------------------------                ----------
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

As of July 31, 1994 there were 6,843,215 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                                PART I -- FINANCIAL INFORMATION
                                    BHC COMMUNICATIONS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands of dollars)
                             -------------------------------------
                                                                     June 30,     December 31,
                                                                       1994           1993
                                                                   ------------   ------------
                                                                    (UNAUDITED)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                                        $    179,126   $     35,371
  Marketable (substantially all U.S. Government)
     securities                                                       1,275,195      1,471,158
  Accounts receivable, net                                               90,765         85,376
  Film contract and prepaid broadcast rights                             75,616         98,882
  Prepaid expenses and other current assets                              64,760         54,518
                                                                   ------------   ------------
    Total current assets                                              1,685,462      1,745,305
                                                                   ------------   ------------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
   less current portion                                                  75,920         87,197
                                                                   ------------   ------------
PROPERTY AND EQUIPMENT, net                                              50,501         52,035
                                                                   ------------   ------------
INTANGIBLE ASSETS                                                       337,734        342,395
                                                                   ------------   ------------
OTHER ASSETS                                                             12,338         14,606
                                                                   ------------   ------------
                                                                   $  2,161,955   $  2,241,538
                                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                           $    83,161    $    112,798
  Accounts payable and accrued expenses                                 59,828          81,834
  Income taxes payable                                                  76,907          69,340
                                                                   -----------    ------------
    Total current liabilities                                          219,896         263,972
                                                                   -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                                   80,528          95,699
                                                                   -----------    ------------
OTHER LIABILITIES                                                       15,875          15,563
                                                                   -----------    ------------
MINORITY INTEREST                                                       91,501          87,483
                                                                   -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share; authorized
    200,000,000 shares; outstanding 7,723,418 shares                       77              77
  Class B common stock - par value $.01 per share; authorized
     200,000,000 shares; outstanding 18,000,000 shares                    180             180
  Capital surplus                                                      97,528          98,182
  Retained earnings                                                 1,724,891       1,686,532
  Treasury stock, at cost                                             (56,127)        (6,150)
  Reduction to reflect marketable
    securities at fair value                                          (12,394)          -
                                                                 ------------    ------------
                                                                    1,754,155       1,778,821
                                                                 ------------    ------------
                                                                 $  2,161,955    $  2,241,538
                                                                 ============    ============

           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                                    BHC COMMUNICATIONS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands except per share data)
                                         (UNAUDITED)
                          -------------------------------------------
                                                        Three Months            Six Months
                                                       Ended June 30,          Ended June 30,
                                                    --------------------    --------------------
                                                      1994       1993         1994       1993
                                                    ---------  ---------    ---------  ---------
OPERATING REVENUES                                  $ 119,832  $ 113,199    $ 215,800  $ 202,780
                                                    ---------  ---------    ---------  ---------
OPERATING EXPENSES:
  Television expenses                                  58,885     63,192      110,962    118,880
  Selling, general and administrative                  26,300     24,963       55,057     50,060
                                                    ---------  ---------    ---------  ---------
                                                       85,185     88,155      166,019    168,940
                                                    ---------  ---------    ---------  ---------
    Operating income                                   34,647     25,044       49,781     33,840
                                                    ---------  ---------    ---------  ---------
OTHER INCOME:
  Interest and other income, net                       14,859     10,177       28,307     17,933
  Income associated with Time Warner Inc. securities     -       132,986         -       241,399
                                                    ---------  ---------    ---------  ---------
                                                       14,859    143,163       28,307    259,332
                                                    ---------  ---------    ---------  ---------
    Income before income taxes
      and minority interest                            49,506    168,207       78,088    293,172

INCOME TAX PROVISION                                   20,800     69,000       32,800    112,000
                                                    ---------  ---------    ---------  ---------
    Income before minority interest                    28,706     99,207       45,288    181,172

MINORITY INTEREST                                      (4,015)    (6,568)      (6,929)   (12,615)
                                                    ---------  ---------    ---------  ---------
    Net income                                      $  24,691  $  92,639    $  38,359  $ 168,557
                                                    =========  =========    =========  =========

AVERAGE OUTSTANDING COMMON SHARES                      25,014     25,887       25,132     25,942
                                                    =========  =========    =========  =========
NET INCOME PER SHARE                                $     .99  $    3.58    $    1.53  $    6.50
                                                    =========  =========    =========  =========

                 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                    BHC COMMUNICATIONS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands of dollars)
                                          (UNAUDITED)
                        -----------------------------------------------
                                                                          Six Months
                                                                         Ended June 30,
                                                                   -------------------------
                                                                      1994          1993
                                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    38,359   $   168,557
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Film contract payments                                           (66,453)      (71,903)
      Film contract amortization                                        48,249        50,058
      Depreciation and other amortization                               10,257        10,201
      Loss (gain) on disposition of marketable securities                  602      (215,061)
      Minority interest                                                  6,929        12,615
      Other                                                               (911)          225
      Changes in assets and liabilities:
        Accounts receivable                                             (5,389)       (7,720)
        Other assets                                                    (2,490)       (6,521)
        Accounts payable and other liabilities                           1,336         8,607
        Income taxes                                                    12,691        45,630
                                                                   -----------   -----------
        Net cash provided from (used in) operating activities           43,180        (5,312)
                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions (purchases) of marketable securities, net               163,869       (32,805)
  Capital expenditures                                                  (4,060)       (3,165)
  Other                                                                    (37)       (1,187)
                                                                   -----------   -----------
        Net cash provided from (used in) investing activities          159,772       (37,157)
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                                          (57,219)      (11,642)
  Dividend                                                                -          (51,893)
  Capital transactions of subsidiary                                    (1,978)       (9,754)
                                                                   -----------   -----------
        Net cash used in financing activities                          (59,197)      (73,289)
                                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   143,755      (115,758)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          35,371       172,882
                                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   179,126   $    57,124
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

                   BHC COMMUNICATIONS, INC.
                   ------------------------
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------

1.     PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (72% at June 30, 1994) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 55% owned by BHC at June 30, 1994. The interest of UTV shareholders other than BHC in the operating results and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

2.     NEW ACCOUNTING STANDARD:

     Effective January 1, 1994, BHC adopted Statement of
Financial Accounting Standards (SFAS) No. 115, "Accounting for
Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. BHC classifies its marketable securities as available-for-sale.

     At June 30, 1994, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,299,415,000 and a fair value of $1,275,195,000. The difference of $24,220,000 ($12,394,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 56% mature within one year, 77% within two years and all within five years.

3.     SHAREHOLDERS' INVESTMENT:

     As of June 30, 1994, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 6,964,174 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 635,800 Class A common shares purchased by BHC during 1994. At June 30, 1994, purchases of an additional 1,180,423 shares of Class A common stock were authorized.

4.     COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1994 aggregated approximately $140.2 million, including $39.9 million applicable to UTV.

     From July 1994 through January 1997, which includes both the pre-launch period and the first two years of operations of the United Paramount Television Network, BHC expects to make minimum expenditures on behalf of the Network of at least $150 million. Since exact expenditures cannot be projected and Network revenues may not be significant during this period, actual funding requirements may exceed this expected level. Upon any exercise of the PCI option (see Item 5), BHC will recoup approximately one-half of its Network funding expenditures to that date (plus interest), and future expenditures will be shared equally with PCI.

                    BHC COMMUNICATIONS, INC.
                    ------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

BHC's core operating cash flow is generated primarily by its television broadcasting business. Television broadcasting cash flow generally parallels the earnings of BHC's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $18.2 million and $21.8 million, respectively, in the 1994 and 1993 six month periods) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose strongly in the first six months of 1994 and station cash flow accordingly increased 91%.

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

Total cash and marketable securities declined slightly to $1.45 billion at June 30, 1994 from $1.51 billion at December 31, 1993, despite operating cash flow during the six month period of $43.2 million. Such decline primarily reflects the expenditure of $57.2 million for treasury stock purchases and a $12.4 million reduction in the carrying value of marketable securities to reflect their fair value.

A special cash dividend of $2.00 per share on BHC's Class A and Class B common stock, totalling $51.9 million, was paid in January 1993. This is the only dividend paid by BHC since it became a public company in January 1990, and BHC has no current plan to pay future cash dividends.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through June 30, 1994, 4,319,577 shares have been purchased for a total cost of $249.4 million, including $49.9 million applicable to shares purchased in the first six months of 1994.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial cash balances, if desired, to fund such additional expansion.

As reported in Item 5, a subsidiary of BHC has entered into a definitive agreement with a subsidiary of Paramount Communications, Inc. ("PCI") to establish the United Paramount Television Network (the "Network"). The Network, which had been originally announced in October 1993, is scheduled to premiere its initial four hours of prime time programming in January 1995. BHC will provide funding for the Network until the PCI subsidiary exercises its option to acquire an equity interest in the Network equal to that held by BHC. PCI's option is exercisable at any time prior to its expiration on January 16, 1997. From July 1994 through January 1997, which includes both the pre-launch period and the first two years of Network operations, BHC expects to make minimum expenditures on behalf of the Network of at least $150 million. Since exact expenditures cannot be projected and Network revenues may not be significant during this period, actual funding requirements may exceed this expected level. Upon any exercise of the PCI option, BHC will recoup approximately one-half of its Network funding expenditures to that date (plus interest), and future expenditures will be shared equally with PCI. The expected net losses of the BHC subsidiary operating the Network will be fully reflected in BHC's net income.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1994, commitments for such programming totalled approximately $140.2 million, including $39.9 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related commitments at June 30, 1994 (including any related to the Network) were not material. BHC expects that its expenditures for the Network, future film contract commitments and capital expenditure requirements for its present business will be satisfied primarily from operations or from current marketable securities or cash balances.

Results of Operations
- ---------------------

BHC 1994 second quarter operating revenues and operating income were the highest of any quarter in its history. Second quarter net income totalled $24,691,000, or $.99 per share, nearly double last year's income of $12,728,000, or $.49 per share, excluding after tax income associated with BHC's former holdings of Time Warner securities. The increase reflects substantial growth in television station earnings and higher interest income.
Including Time Warner income, 1993 second quarter net income totalled $92,639,000, or $3.58 per share.

Net income for the first six months of 1994 totalled $38,359,000, or $1.53 per share, 78% higher than last year's $21,498,000, or $.83 per share, excluding Time Warner income. The increase reflects substantial growth in both television station earnings and interest income. Net income in last year's six month period, including Time Warner income, totalled $168,557,000, or $6.50 per share.

While the dollar amount of net income excluding Time Warner income rose 94% in the second quarter and 78% in the six month period, corresponding per share amounts increased 102% and 84%, respectively, as purchases by BHC of its Class A common shares reduced the average number of shares outstanding in the 1994 periods.

Operating revenues of BHC's eight television stations rose a solid 6% in both the second quarter and six months periods, reflecting a general strengthening in demand for television advertising time. Programming expenses declined 10% in the second quarter and 9% in the six months, and station earnings accordingly rose 40% and 51% in the respective periods. After increases in corporate level expenses, primarily a $4,500,000 increase in six month management fee expense (reflecting a $3,000,000 increase, to $8,000,000 from $5,000,000, effective as of January 1, 1993 in the annual fee paid Chris-Craft), operating income rose 38% in the second quarter, to $34,647,000 from last year's $25,044,000, and 47% in the six month period, to $49,781,000 from $33,840,000.

Interest and other income increased to $14,859,000 from $10,177,000 in the second quarter, and to $28,307,000 from $17,933,000 in the six month period, primarily reflecting the placement of Time Warner proceeds in money market instruments.

Income associated with Time Warner securities reflects related dividend and interest income, as well as gains on disposition of $121,320,000 and $215,061,000, respectively, in the 1993 second quarter and six month periods.

                      BHC COMMUNICATIONS, INC.
                      ------------------------
             PART II. OTHER INFORMATION AND SIGNATURE
             ----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on April 29, 1994.

         The following were elected directors, each receiving the numbers of votes set forth opposite their names:

                                                       Broker
                               For        Withheld    Non-votes
                               ---        --------    ---------

       John L. Eastman     185,397,517        3,511      -0-

       William D. Siegel   185,398,302        2,696      -0-

       Vin Weber           185,383,766       17,262      -0-

         Performance-based compensation was approved by the following votes:

                                                       Broker
         For             Against       Abstain        Non-votes
         ---             -------       -------        ---------

     184,630,653         321,417        37,939          451,923

         The selection of Price Waterhouse as BHC's auditors for the current year was ratified by the following vote:

                                                       Broker
         For            Against        Abstain        Non-votes
         ---             -------       -------        ---------

    185,412,628          15,194         14,110           -0-

Item 5.  Other Information.
         ------------------

         United Paramount Television Network
         -----------------------------------

         On July 19, 1994 a subsidiary of BHC entered into a definitive agreement with a subsidiary of Paramount
Communications, Inc. ("PCI") to establish the United Paramount Television Network (the "Network"). The Network, which had been originally announced in October 1993, is scheduled to premiere its initial four hours of prime time programming in January 1995. The six independent stations owned by BHC and United Television will be affiliates of the Network. BHC will provide funding for the Network until the PCI subsidiary exercises its option to acquire an equity interest in the Network equal to that held by BHC.
PCI's option is exercisable at any time prior to its expiration on January 16, 1997. Upon any exercise of the PCI option, BHC will recoup approximately one-half of its Network funding expenditures to that date (plus interest), and future expenditures will be shared equally with PCI.

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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                   Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: August 15, 1994