Form 10-Q
period 1994-09-30
BHC COMMUNICATIONS INC
filed 1994-11-14
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1994
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1994 there were 6,786,215 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                                PART I -- FINANCIAL INFORMATION
                                    BHC COMMUNICATIONS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands of dollars)
                             -------------------------------------
                                                                   September 30,   December 31,
                                                                       1994           1993
                                                                   ------------   ------------
                                                                    (UNAUDITED)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                                        $    253,171   $     35,371
 Marketable (substantially all U.S. Government)
     securities                                                       1,231,282      1,471,158
  Accounts receivable, net                                               74,314         85,376
  Film contract and prepaid broadcast rights                            103,306         98,882
  Prepaid expenses and other current assets                              58,067         54,518
                                                                   ------------   ------------
    Total current assets                                              1,720,140      1,745,305
                                                                   ------------   ------------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
   less current portion                                                  70,010         87,197
                                                                   ------------   ------------
PROPERTY AND EQUIPMENT, net                                              49,933         52,035
                                                                   ------------   ------------
INTANGIBLE ASSETS                                                       335,403        342,395
                                                                   ------------   ------------
OTHER ASSETS                                                             13,305         14,606
                                                                   ------------   ------------
                                                                   $  2,188,791   $  2,241,538
                                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                           $    90,806    $    112,798
  Accounts payable and accrued expenses                                 73,708          81,834
  Income taxes payable                                                  54,697          69,340
                                                                   -----------    ------------
    Total current liabilities                                          219,211         263,972
                                                                   -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                                   91,725          95,699
                                                                   -----------    ------------
OTHER LIABILITIES                                                        6,755          15,563
                                                                   -----------    ------------
MINORITY INTEREST                                                       90,444          87,483
                                                                   -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share; authorized
    200,000,000 shares; outstanding 7,723,418 shares                        77              77
  Class B common stock - par value $.01 per share; authorized
    200,000,000 shares; outstanding 18,000,000 shares                      180             180
  Capital surplus                                                       95,458          98,182
  Retained earnings                                                  1,757,500       1,686,532
  Treasury stock, at cost                                              (60,907)         (6,150)
  Reduction to reflect marketable
    securities at fair value                                           (11,652)           -
                                                                  ------------    ------------
                                                                     1,780,656       1,778,821
                                                                  ------------    ------------
                                                                  $  2,188,791    $  2,241,538
                                                                  ============    ============

           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                                   BHC COMMUNICATIONS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands except per share data)
                                        (UNAUDITED)
                         -------------------------------------------
                                              Three Months           Nine Months
                                           Ended September 30,    Ended September 30,
                                          --------------------    --------------------
                                            1994       1993         1994       1993
                                          ---------  ---------    ---------  ---------
OPERATING REVENUES                        $ 107,259  $ 100,216    $ 323,059  $ 302,996
                                          ---------  ---------    ---------  ---------
OPERATING EXPENSES:
  Television expenses                        57,988     52,382      168,950    171,262
  Selling, general and
    administrative                           26,410     23,354       81,467     73,414
                                          ---------  ---------    ---------  ---------
                                             84,398     75,736      250,417    244,676
                                          ---------  ---------    ---------  ---------
    Operating income                         22,861     24,480       72,642     58,320
                                          ---------  ---------    ---------  ---------
OTHER INCOME:
  Interest and other income                  16,299     11,996       44,606     29,929
  Income associated with Time
    Warner Inc. securities                     -        12,340         -       253,739
                                          ---------  ---------    ---------  ---------
                                             16,299     24,336       44,606    283,668
                                          ---------  ---------    ---------  ---------

    Income before income taxes
      and minority interest                  39,160     48,816      117,248    341,988

INCOME TAX PROVISION                          3,200     21,000       36,000    133,000
                                          ---------  ---------    ---------  ---------
    Income before minority
      interest                               35,960     27,816       81,248    208,988

MINORITY INTEREST                            (3,351)    (3,300)     (10,280)   (15,915)
                                          ---------  ---------    ---------  ---------
    Net income                            $  32,609  $  24,516    $  70,968  $ 193,073
                                          =========  =========    =========  =========

AVERAGE OUTSTANDING COMMON
  SHARES                                     24,929     25,875       25,065     25,920
                                          =========  =========    =========  =========
NET INCOME PER SHARE                      $    1.31  $     .95    $    2.83  $    7.45
                                          =========  =========    =========  =========

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                                       Nine Months
                                                                   Ended September 30,
                                                               -------------------------
                                                                  1994          1993
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $    70,968   $   193,073
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Film contract payments                                       (92,279)     (109,839)
      Film contract amortization                                    72,124        73,150
      Prepaid broadcast rights                                       6,284       (34,426)
      Depreciation and other amortization                           15,358        15,158
      Gain on disposition of marketable securities                    -         (219,349)
      Minority interest                                             10,280        15,915
      Other                                                            978          -
      Changes in assets and liabilities:
        Accounts receivable                                         11,062         7,858
        Other assets                                                 1,297        (4,267)
        Accounts payable and other liabilities                      (5,035)        4,485
        Income taxes                                                (7,431)       25,451
                                                               -----------   -----------
        Net cash provided from (used in) operating activities       83,606       (32,791)
                                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions (purchases) of marketable securities, net           210,077       (25,440)
  Capital expenditures                                              (6,467)       (7,017)
  Other                                                                (48)       (1,380)
                                                               -----------   -----------
        Net cash provided from (used in) investing activities      203,562       (33,837)
                                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                                      (60,888)      (11,642)
  Dividend                                                            -          (51,893)
  Capital transactions of subsidiary                                (8,480)       (9,284)
                                                               -----------   -----------
        Net cash used in financing activities                      (69,368)      (72,819)
                                                               -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               217,800      (139,447)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      35,371       172,882
                                                               -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   253,171   $    33,435
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

                   BHC COMMUNICATIONS, INC.
                   ------------------------
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------

1.     PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (72% at September 30, 1994) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 55% owned by BHC at September 30, 1994. The interest of UTV shareholders other than BHC in the operating results and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by BHC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, BHC believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in BHC's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain amounts for 1993 have been reclassified to conform to the 1994 presentation. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others.

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

     At September 30, 1994, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,254,200,000 and a fair value of $1,231,282,000. The difference of $22,918,000 ($11,652,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 61% mature within one year, 79% within two years and all within five years.

3.     SHAREHOLDERS' INVESTMENT:

     As of September 30, 1994, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 6,901,688 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 696,700 Class A common shares purchased by BHC during 1994. At September 30, 1994, purchases of an additional 1,119,523 shares of Class A common stock were authorized.

4.     COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1994 aggregated approximately $152.7 million, including $38.4 million applicable to UTV.

     BHC and the Paramount Television Group of Viacom, Inc. jointly operate the United Paramount Network, a fifth television network scheduled to premiere its initial four hours of prime time programming in January 1995. The cost of launching the Network will be significant. From July 1994 through January 1997, which includes both the pre-launch and the first two years of Network operations, BHC has agreed to make minimum expenditures on behalf of the Network of at least $150,000,000. However, actual Network expenditures and related operating losses for that period are anticipated to significantly exceed that amount. Expenditures after that period are also expected to be substantial. Network expenditures were not material in the third quarter or nine month periods.

                    BHC COMMUNICATIONS, INC.
                    ------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

BHC's core operating cash flow is generated primarily by its television broadcasting business. Television broadcasting cash flow generally parallels the earnings of BHC's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $20.2 million and $36.7 million, respectively, in the 1994 and 1993 nine month periods) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. In the 1993 third quarter, a BHC station made a $34.4 million right prepayment, of which $6.3 million was amortized in the first nine months of 1994. Station earnings rose strongly in the first nine months of 1994 and station cash flow accordingly increased 92%.

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

Total cash and marketable securities declined slightly to $1.48 billion at September 30, 1994 from $1.51 billion at December 31, 1993, despite operating cash flow during the nine month period of $83.6 million. Such decline primarily reflects the expenditure of $60.9 million for treasury stock purchases and a $22.9 million reduction in the carrying value of marketable securities to reflect their fair value.

A special cash dividend of $2.00 per share on BHC's Class A and Class B common stock, totalling $51.9 million, was paid in January 1993. This is the only dividend paid by BHC since it became a public company in January 1990, and BHC has no current plan to pay future cash dividends.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through September 30, 1994, 4,380,477 shares have been purchased for a total cost of $254.1 million, including $54.7 million applicable to shares purchased in the first nine months of 1994.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial cash balances, if desired, to fund such additional expansion.

BHC and the Paramount Television Group of Viacom, Inc. jointly operate the United Paramount Network, a fifth television network scheduled to premiere its initial four hours of prime time programming in January 1995. The cost of launching the Network will be significant. From July 1994 through January 1997, which includes both the pre-launch and the first two years of Network operations, BHC has agreed to make minimum expenditures on behalf of the Network of at least $150,000,000. However, actual Network expenditures and related operating losses for that period are anticipated to significantly exceed that amount. Expenditures after that period are also expected to be substantial. Network expenditures were not material in the third quarter or nine month periods.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1994, commitments for such programming totalled approximately $152.7 million, including $38.4 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related commitments at September 30, 1994 (including any related to the Network) were not material. BHC expects that its expenditures for the Network, future film contract commitments and capital expenditure requirements for its present business will be satisfied primarily from operations or from current marketable securities or cash balances.

Results of Operations
- ---------------------

BHC third quarter net income increased 33% to $32,609,000, or $1.31 per share, from last year's $24,516,000, or $.95 per share. Net income for the quarter includes a $20,000,000 reversal of previously accrued taxes, and last year's net income includes $12,340,000 associated with BHC's former holdings of Time Warner securities.

Net income for the first nine months of 1994 totalled
$70,968,000, or $2.83 per share, compared to $193,073,000, or
$7.45 per share, last year. Excluding the income tax reversal and Time Warner income, nine month net income totalled
$57,968,000, or $2.31 per share, up 42% from last year's
$40,718,000, or $1.57 per share.

Income per share amounts in the 1994 periods benefitted from purchases by BHC of its Class A common shares, which reduced the average number of common shares outstanding by 3.7% in the third quarter and 3.3% in the nine month period.

Earnings of BHC's core television station group surpassed the corresponding prior year amount for the tenth consecutive quarter. Television station revenues rose 7% in both the third quarter and nine month periods, reflecting generally strong demand for television advertising time. Programming expenses rose modestly in the third quarter, but declined 5% in the nine month period. Station earnings accordingly increased 11% and 35% in the respective periods. Third quarter operating income declined 7% to $22,861,000 from $24,480,000, primarily due to higher program development and management fee expenses. While those expenses also increased during the nine month period (program development expense increased $4,125,000, and management fee expense increased $5,250,000, reflecting a $3,000,000 increase, to $8,000,000 from $5,000,000, effective as of January 1, 1993, in the annual fee paid to Chris-Craft), operating income rose 25%, to $72,642,000 from $58,320,000.

Interest and other income increased to $16,299,000 from $11,996,000 in the third quarter, and to $44,606,000 from $29,929,000 in the nine month period, primarily reflecting the placement of Time Warner proceeds in money market instruments.

Income associated with Time Warner securities reflects related dividend and interest income, as well as gains on disposition of $3,718,000 and $218,779,000, respectively, in the third quarter and nine month periods.

The income tax reversal followed the favorable resolution of routine audits, and reduced BHC's effective income tax rate to 8% from 43% in the third quarter, and to 31% from 39% in the nine month period.

                      BHC COMMUNICATIONS, INC.
                      ------------------------
             PART II. OTHER INFORMATION AND SIGNATURE
             ----------------------------------------


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  The following exhibits are filed herewith:

        Exhibit No.            Description
        -----------            -----------

           27                  Financial Data Schedule

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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                   Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: November 14, 1994

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------

                        27           Financial Data Schedule