Form 10-K405
BHC COMMUNICATIONS INC
filed 1995-03-29
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                      -----------------------


                           FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1994

                              OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from __________ to __________

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

Title of each class                         Name of each Exchange
                                              on which registered
Class A Common Stock
 $0.01 par value                            American Stock Exchange

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1995, was approximately $486,000,000.

          As of February 28, 1995, there were 6,541,955 shares of the registrant's Class A Common Stock and 18,000,000 shares of the registrant's Class B Common Stock outstanding.

           DOCUMENTS INCORPORATED BY REFERENCE

          The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


       Document                                Part

Those portions of the registrant's annual
report to stockholders for the fiscal year
ended December 31, 1994 (the "Annual Report")
that are specifically identified herein as
incorporated by reference into this Form
10-K.                                           II

Those portions of the registrant's proxy
statement for the registrant's 1995 Annual
Meeting (the "Proxy Statement") that are
specifically identified herein as incorporated
by reference into this Form 10-K.               III

                              PART I

ITEM 1.  BUSINESS.

                               General

          BHC Communications, Inc. ("BHC"), the majority owned (73.1% at February 28, 1995) television broadcasting subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"), was organized in Delaware in 1977 under the name "BHC, Inc." and changed its name to BHC Communications, Inc. on August 4, 1989. BHC's principal business is television broadcasting, conducted through its wholly owned subsidiaries, Chris-Craft Television, Inc. ("CCTV") and Pinelands, Inc. ("Pinelands"), and its majority owned (56.1% at February 28, 1995) subsidiary, United Television, Inc. ("UTV").

          At February 28, 1995, BHC, solely through subsidiaries, had 948 full-time employees and 102 part-time employees.


                          Television Broadcasting

          BHC operates six very high frequency ("VHF") television stations and two ultra high frequency ("UHF") television stations, together constituting Chris-Craft's Television Division. Commercial television broadcasting in the United States is conducted on 68 channels numbered
2 through 69.  Channels 2 through 13 are in the VHF band, and channels
14 through 69 are in the UHF band. In general, UHF stations are at a disadvantage relative to VHF stations, because UHF frequencies are more difficult for households to receive. This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

          Commercial broadcast television stations may be either affiliated with one of the three national networks (ABC, NBC and CBS) or may be independent. In addition, Fox Broadcasting Company ("Fox") has established itself as a national network by entering into affiliation agreements with independent stations in many television markets. The United Paramount Network ("UPN"), a fifth broadcast television network jointly formed by BHC and the Paramount Television Group, a unit of Viacom Inc. ("Paramount"), began broadcasting a total of four hours of original prime time programming over two nights per week, in January
1995. As of February 28, 1995, UPN had 114 affiliates reaching more than 83% of all U.S. households, including all of BHC's and Paramount's independent stations, and UPN continues to seek additional affiliates to expand its household reach. Because of UPN's substantial start-up and expansion costs, and the intense competition that characterizes the broadcast television network business, UPN is not expected to become profitable in the near future.

          The following table sets forth certain information with respect to BHC's stations and their respective markets:

                                                Total
                                              Commercial
                        DMA TV                Stations      Commercial
Station and             House-     DMA        Operating in  Cable
Location (a)   Channel  Holds (b)  Rank (b)   Market (c)    Penetration (d)

KCOP
  Los Angeles   13      4,936,180   2nd        7VHF
                                              10UHF           60%
WWOR (e)
  Secaucus       9      6,716,020   1st        6VHF
                                              14UHF           65%
KPTV
  Portland      12        919,540   25th       4VHF
                                               2UHF           58%
KMSP
  Minneapolis/
    St. Paul     9      1,410,630   14th       4VHF
                                               3UHF           48%
KTVX
  Salt Lake City 4        638,450    37th      4VHF
                                               2UHF           52%
KMOL
  San Antonio    4        627,920    39th      3VHF
                                               3UHF           64%
KBHK
  San Francisco 44      2,250,600     5th      4VHF
                                              10UHF           68%
KUTP
  Phoenix       45      1,132,600    19th      4VHF
                                               4UHF           54%
_______________

(a) KCOP and KPTV are owned by CCTV; WWOR is owned by Pinelands; the remaining stations are owned by UTV. All stations are UPN affiliates (independent), except for KTVX, an ABC affiliate, and KMOL, an NBC affiliate.

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

(e) WWOR broadcasts across a tri-state area including the entire New York City metropolitan area. Its broadcast signal is also carried as a "superstation" on numerous cable television systems throughout the United States.

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

          These differences between operating as an independent and as a major-network affiliate have been reduced by the growth of the Fox network, which currently provides 15 weekly hours of programming during prime time and additional programming in other periods to many independents, and would be reduced further if UPN or another such network venture should successfully provide an expanded schedule of programming to other independents. Another feature of competition between major-network affiliates and independents is created by the FCC's "prime time access rule," which effectively prevents affiliates of the major networks in the country's fifty largest markets from broadcasting more than three hours of network or "off network" entertainment and/or sports between 7 and 11 p.m., Eastern time.
("Off network" shows are reruns of network programs that are distributed to stations on a syndicated basis.) One effect of this rule is to facilitate the purchase of the rights to popular "off network" shows by independent stations (including those affiliated with Fox or UPN). Recently, however, the FCC has begun a proceeding to consider whether to retain, eliminate or modify this rule. BHC is unable to predict the outcome of these proceedings.

          Programming

          BHC's independent stations depend heavily on independent third parties for programming, as do BHC's network affiliates for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC has joined in the formation of UPN, and has begun to invest directly in the development of original programming. The aggregate amount invested through December 31, 1994 was not significant to BHC's financial position. BHC's television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

          Programs obtained from independent sources consist principally of syndicated television shows, many of which have been shown previously on a network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theaters (most of which films have been shown previously on network and cable television). Syndicated programs are sold to individual stations to be broadcast one or more times. Independent television stations generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

          Licenses for syndicated programs are often offered for cash sale (i.e., without any barter element) to stations; however, some are offered on a barter or cash plus barter basis. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells advertising time during the broadcast.
The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (i.e., on a cash plus barter basis). Bartered programming is offered to stations without charge, but comes with a greater number of commercials that must be broadcast, and therefore with less time available for sale by the station. Recently, the amount of bartered and cash plus barter programming broadcast both industry-wide and by BHC's stations has increased substantially.

          BHC television stations are frequently required to make substantial financial commitments to obtain syndicated programming while such programming is still being broadcast by a network and before it is available for broadcast by BHC stations or even before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after network airing.

          For many years, the FCC has restricted the ability of television networks to acquire financial interests in the production of television shows by independent sources, or to participate in the syndication of television programs, either on a first-run or an off-network basis. These rules were based in part on concern that networks engaged in syndication would have economic incentives to discriminate against independent stations (such as those owned by BHC) in making programs available in the syndication market, either by warehousing them or favoring the network's owned or affiliated stations. Late in 1992, the United States Court of Appeals for the Seventh Circuit remanded the rules to the FCC with instructions to revisit the need for them. In 1993, the FCC adopted new rules which allow networks to acquire financial interests and passive syndication rights in off-network programs, but bar them from actively syndicating such programs in the United States or delaying the entry into syndication of any long-running prime time network-owned series beyond the fourth year after its network debut. The new rules also bar networks from acquiring domestic financial interests or syndication rights in first-run programs, unless the network is the sole producer of the program, and prohibit networks from active domestic syndication of all first-run programs. However, these rules are scheduled to expire in November 1995, unless the FCC issues an order to the contrary. The new rules and the projected "sunset" were upheld by the United States Court of Appeals for the Seventh Circuit on July 12,
1994. The FCC will conduct a review of whether the rules should be retained (with the burden of proof assigned to the proponents of retention) beginning in May 1995. BHC cannot predict the outcome of the proceedings in court or before the FCC.

          Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset.
BHC television stations had prepaid broadcast rights, unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $148,473,000 as of December 31, 1994. The stations were committed for film and sports rights contracts aggregating
$146,400,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 7 of Notes to Consolidated Financial Statements.

          KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

          In general, major network primary affiliation agreements are automatically renewed for two-year periods, unless advance written notice of termination is given by either the affiliate or the network. The agreement gives the affiliate the right to broadcast all programs transmitted by the network. The affiliate must run in its entirety, together with all network commercials, any network programming the affiliate elects to broadcast, and is allowed to broadcast a limited number of commercials it has sold. For each hour of programming broadcast by the affiliate, the network generally pays the affiliate a fee, specified in the agreement (although subject to change by the network), which varies in amount depending on the time of day during which the program is broadcast and other factors. Prime time programming generally earns the highest fee. A network may, and sometimes does, designate certain programs to be provided with no compensation to the station.

          An affiliate may accept or reject a program offered by a network and instead broadcast programming from another source. Rejection of a program gives the network the right to offer that program to another station in the area.

          In May 1994, the Fox network persuaded the owner of some (and prospective owners of other) VHF stations that were located in large markets and were then affiliated with major networks to switch (or agree to switch) those affiliations to Fox. The sharply increased competition among networks for station affiliates (as the displaced networks have sought alternate outlets) has resulted in the negotiation of some major-network affiliation agreements with terms as long as ten years and with guaranteed compensation to the affiliate at increased levels. However, no new uniform pattern exists.


          United Paramount Network

          In January 1995, UPN began broadcasting four hours of original prime time programming per week, consisting of Star Trek: Voyager, a one-hour science fiction adventure, and two half-hour comedies on Monday nights and two one-hour dramas on Tuesday nights. The network also broadcasts two hours of previously exhibited movies on Saturday afternoons and has announced plans to broadcast one hour of original children's programming on Sunday mornings, commencing in September
1995. UPN intends, over the next several years, to expand its prime time programming to five nights per week, as well as to begin broadcasting in other day parts.

          UPN licenses its current programming, except for Star Trek:
Voyager, on the same bases as are customary in the industry and seeks license or ownership rights for all other programming from all available sources (including Paramount) on arms-length terms.

          UPN's primary affiliate station agreements have three year terms and provide commercial time to the stations as consideration for broadcasting the network's programming.

          BHC currently owns 100% of UPN, and Paramount has an option exercisable through January 15, 1997 to acquire an interest in the network equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. Payment may be deferred through the option expiration date. BHC expenditures for UPN are expected to be substantial. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of Notes to Consolidated Financial Statements.


          Sources of Revenue

          The principal source of revenues for BHC stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to BHC's gross revenues vary from time to time. During the year ended December
31, 1994, national advertising contributed 35%, and local advertising contributed 56%, of total gross revenues. Most advertising contracts are short-term. Like that of the television broadcasting business, generally, BHC's business is seasonal. In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

          Advertising is generally placed with BHC stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through an independent national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. Practices with respect to sale of advertising time do not differ markedly between BHC's network and non-network stations, although the network-affiliated stations have less inventory to sell.


          Government Regulation

          Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. BHC television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies.

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

          KMSP's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KUTP's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KCOP's license renewal was granted on April 18,
1994, and is due to expire on December 1, 1998. KMOL, WWOR, KBHK and KPTV have each filed timely renewal applications, which are pending.
In all four cases, no competing applications have been filed, and the deadlines for filing such applications have expired. The license renewals of KMOL and WWOR have been opposed by petitions challenging each station's compliance with FCC requirements concerning equal employment opportunity. In each case, the station has vigorously opposed the petition or petitions, and BHC believes that those petitions are without merit. No petitions to deny either KBHK or the KPTV renewal application have been filed, and the deadlines for filing such petitions have expired. Pursuant to FCC requirements, each station's application has reported instances in which the station has exceeded the commercial limits applicable to children's programs. In the case of KBHK, these instances have been substantial; the FCC has recently granted renewals in such cases, subject to forfeitures of as much as $80,000.

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

          FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules generally deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owns, operates, controls or has an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits.
Applying the 50% reach attribution rule to UHF stations KBHK and KUTP, the eight BHC stations are deemed to reach approximately 18% of the nation's television households. To facilitate minority group participation in radio and television broadcasting, the FCC will allow entities with attributable ownership interests in stations controlled by minority group members to exceed the ownership limits.

          The FCC's multiple ownership rules require the attribution of the licenses held by a broadcasting company to its officers, directors and certain of its stockholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a stockholder and a television broadcasting company together hold interests in more than the permitted number of stations or more than one station that serves the same area. In the case of a corporation controlling or operating television stations, such as BHC, there is attribution only to stockholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

          The FCC has recently begun a proceeding to consider liberalization of the various TV ownership restrictions described above, as well as changes (not all of which would be liberalizing in effect) in the rules for attributing the licenses held by an enterprise to various parties. BHC is unable to predict the outcome of these proceedings.

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

          In addition to programming, management ability and experience, technical factors and television network affiliations are important in determining competitive position. Competitive success of a television station depends primarily on public response to the programs broadcast by the station in relation to competing entertainment, and the results of this competition affect the advertising revenues earned by the station from the sale of advertising time.

          Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations. In general, network programs achieve higher ratings than independent station programs.

          There are at least five other commercial television stations in each market served by a BHC station. BHC believes that the three VHF network-affiliated stations and the two other independent VHF stations in New York City generally attract a larger viewing audience than does WWOR, and that WWOR generally attracts a viewing audience larger than the audience attracted by the UHF stations in the New York City market. In Los Angeles, the three VHF network-affiliated stations and two independent VHF stations generally attract a larger viewing audience than does KCOP, and KCOP generally attracts a viewing audience larger than the other independent VHF station and the ten UHF stations in Los Angeles. In Portland, the three VHF network-affiliated stations generally attract a larger audience than does KPTV, which generally attracts a larger audience than the other independent stations, both of which are UHF stations. BHC believes that, in Minneapolis/St. Paul, KMSP generally attracts a smaller viewing audience than the three VHF network-affiliated stations, but a larger viewing audience than the other independent stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks first of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks third of the six stations in terms of audience share. KBHK generally ranks fifth in terms of audience share, behind the one independent and three network-affiliated VHF television stations, of the 14 commercial television stations in San Francisco. KUTP generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

          BHC stations may face increased competition in the future from additional television stations that may enter their respective markets. See note (c) to the table under Television Broadcasting.

          Cable television has become a major competitor of television broadcasting stations. Because cable television systems operate in each market served by a BHC station, the stations are affected by rules governing cable operations. If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position. Some cable system operators may be inclined to place broadcast stations in unfavorable channel locations.

          FCC regulations requiring cable television stations to carry or reserve channels for retransmission of local broadcast signals have twice been invalidated in Federal court. In October 1992, Congress enacted legislation designed to provide television broadcast stations the right to be carried on cable television stations (and to be carried on specific cable channel positions), or (at the broadcaster's election) to prohibit cable carriage of the television broadcast station without its consent. This legislation is currently being challenged in the Federal courts, and BHC cannot predict the outcome. While Federal law now generally prohibits local telephone companies from providing video programming to subscribers in their service areas, this restriction has been held constitutionally invalid by six Federal district courts, and two such rulings have been affirmed by the United States Courts of Appeals for the Fourth and Ninth Circuits. Legislation eliminating or relaxing this ban has also been proposed.
One version of such legislation was adopted by the House of Representatives in 1994. BHC is unable to predict the outcome of these developments.

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

          Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. Two direct broadcast satellite ("DBS") systems began service in 1994. An additional challenge is now posed by multichannel multipoint distribution services ("MMDS"). Two four-channel MMDS licenses have been granted in most television markets. MMDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes.
The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a new MMDS to increase the number of available channels offered by an individual operator. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

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

          The broadcasting industry is continuously faced with technological changes, competing entertainment and communications media and governmental restrictions or actions of Federal regulatory bodies, including the FCC. These technological changes may include the introduction of digital compression by cable systems that would significantly increase the number and availability of cable program services with which BHC stations compete for audience and revenue, the establishment of interactive video services, and the offering of multimedia services that include data networks and other computer technologies. Such factors have affected, and will continue to affect, the revenue growth and profitability of BHC.


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

          WWOR owns office and studio facilities in Secaucus, New Jersey, containing approximately 110,000 square feet on approximately 3.5 acres and leases additional office space in New York City. Along with almost all of the television stations licensed to the New York market, WWOR's transmitter is located on top of the World Trade Center in New York City pursuant to a lease agreement which expires in 2004, unless terminated by WWOR in 1999.

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

          KBHK's transmitter is located on Mt. Sutro, as part of the Sutro Tower complex, which also houses equipment for other San Francisco television stations and many of its FM radio stations. The lease for the Mt. Sutro facilities expires in February 2005 and is renewable for two five-year periods.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of BHC, as of February 28, 1995, are as follows:


                             Positions with BHC;
                             principal occupation;            Has served
                             and age as of                    as officer
     Name                    February 28, 1995                  since


Herbert J. Siegel         Chairman of the Board and
                          President; Chairman of the
                          Board and President,
                          Chris-Craft; 66                       1977

John C. Siegel            Senior Vice President;
                          Senior Vice President,
                          Chris-Craft; 42                       1981

William D. Siegel         Senior Vice President;
                          Senior Vice President,
                          Chris-Craft; 40                       1981


Joelen K.Merkel           Vice President and
                          Treasurer; Vice President
                          and Treasurer, Chris-
                          Craft; 43                             1980

Brian C.Kelly             General Counsel and
                          Secretary; General Counsel
                          and Secretary, Chris-
                          Craft; 43                             1992

          Chris-Craft, through its majority ownership of BHC, is principally engaged in television broadcasting. The principal occupation of each of the individuals for the past five years is stated in the foregoing table, except that prior to being elected General Counsel and Secretary of BHC on December 14, 1992, Brian C. Kelly served as President of
Finevest Foods, Inc. ("Finevest") from July 1992 through December 13,
1992, served as Executive Vice President, General Counsel and Secretary of Finevest from March 1992 until July 1992 and served as Vice
President, General Counsel and Secretary of Finevest until February
1992.  Finevest filed a Chapter 11 bankruptcy petition on February 11,
1991, and emerged from bankruptcy on July 9, 1992 pursuant to a confirmed reorganization plan. All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

          Evan C Thompson, age 52, is Executive Vice President of Chris-Craft. Although not an officer of BHC, as President of UTV and Chris-Craft's Television Division for more than the past five years, Mr. Thompson may be considered an executive officer of BHC, within the Securities and Exchange Commission definition of the term.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, Notes thereto, Report of Independent Accountants thereon and Quarterly Financial Information (unaudited) appearing in the Annual Report are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the Annual Report is incorporated by reference into this report nor is the Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


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

               2. Exhibits listed in the Exhibit Index, including the
                  compensatory plans listed below:

                    Chris-Craft's Benefit Equalization Plan
                    Employment Agreement dated as of January 1, 1994
                      between Herbert J. Siegel and Chris-Craft
                    Employment Agreement dated as of January 1, 1994
                      between Evan C Thompson and Chris-Craft

         (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1995

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

 Signature and Title                          Date

 HERBERT J. SIEGEL                       March 29, 1995
 Herbert J. Siegel
 Chairman, President
 and Director (principal
 executive officer)



WILLIAM D. SIEGEL                        March 29, 1995
William D. Siegel
Senior Vice President
and Director (principal
financial officer)



JOELEN K. MERKEL                         March 29, 1995
Joelen K. Merkel
Vice President, Treasurer
and Director (principal
accounting officer)

JOHN L. EASTMAN                          March 29, 1995
John L. Eastman
Director



BARRY S. GREENE                          March 29, 1995
Barry S. Greene
Director



LAURENCE M. KASHDIN                      March 29, 1995
Laurence M. Kashdin
Director



MORGAN L. MILLER                         March 29, 1995
Morgan L. Miller
Director



JOHN C. SIEGEL                           March 29, 1995
John C. Siegel
Director



VIN WEBER                                March 29, 1995
Vin Weber
Director

                   BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS:

          Report of Independent Accountants

          Consolidated Balance Sheets - December 31, 1994 and 1993

          Consolidated Statements of Income - For the Years
           Ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Cash Flows - For the Years
           Ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

                              EXHIBIT INDEX


Incorporated by                  Exhibit
Reference to:                      No.                Exhibit

Exhibit 3(a) [1]                 3.1            Restated Certificate
                                                of Incorporation

Exhibit 3(b) [1]                 3.2            Restated By-laws

Exhibit 10(c) [1]               10.1            Management Agreement
                                                between registrant
                                                and Chris-Craft
                                                dated July 21, 1989

Exhibit 19 [4]                  10.2            Amendment No. 1
                                                thereto dated
                                                October 31, 1991

Exhibit 10(H)(2) [5]            10.3            Amendment No. 2
                                                thereto dated March
                                                24, 1994

Exhibit 10(E) [2]               10.4            Form of Agreement
                                                under Chris-Craft's
                                                Executive Deferred
                                                Income Plan

Exhibit 10(B) [5]               10.5            Employment Agreement
                                                dated January 1,
                                                1994 between Chris-
                                                Craft and Herbert J.
                                                Siegel

Exhibit 10(C) [5]               10.6            Split-Dollar
                                                Agreement dated
                                                January 6, 1994
                                                between registrant
                                                and William D.
                                                Siegel

Exhibit 10(D) [5]               10.7            Split-Dollar
                                                Agreement dated
                                                January 6, 1994
                                                between registrant
                                                and John C. Siegel

Exhibit 10(F) [5]               10.8            Employment Agreement
                                                dated January 1,
                                                1994 between Chris-
                                                Craft and Evan C
                                                Thompson

Exhibit 11(H) [3]               10.9            Chris-Craft's
Exhibit 10(B)(1) [6]                            Benefit
Exhibit 10.3 [7]                                Equalization Plan,
                                                as amended

 *                             10.10            Option Agreement
                                                dated July 19, 1994
                                                between BHC Network
                                                Partner, Inc. and
                                                PCI Network Partner,
                                                Inc.

 *                             13               Portions of the
                                                Annual Report
                                                incorporated by
                                                reference

 *                             21               Subsidiaries of
                                                registrant

 *                             27               Financial Data
                                                Schedule

_______________________

 *        Filed herewith.

[1]       Registrant's Registration Statement on Form S-1 (Regis. No. 33-
          31091).

[2] Chris-Craft's Annual Report on Form 10-K for the year ended August 31, 1983 (File No.
          1-2999).

[3]       Chris-Craft's Registration Statement on Form S-1 (Regis. No. 2-
          65906).

[4] Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991.

[5]       Chris-Craft's Annual Report on Form 10-K for the year ended
          December 31, 1993.

[6]       Chris-Craft's Annual Report on Form 10-K for the year ended
          December 31, 1989.

[7]       Chris-Craft's Annual Report on Form 10-K for the year ended
          December 31, 1994.