Form 10-Q
period 1995-03-31
BHC COMMUNICATIONS INC
filed 1995-05-12
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1995 there were 6,503,855 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                     -------------------------------------
                                                        March 31,    December 31,
                                                          1995           1994
                                                      ------------   ------------
                                                       (UNAUDITED)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                           $    157,103   $    222,201
  Marketable securities(substantially
    all U.S. Government securities)                      1,344,611      1,274,244
  Accounts receivable, net                                  75,438         96,681
  Film contract and prepaid broadcast rights                82,709         89,245
  Prepaid expenses and other current assets                 43,336         46,976
                                                      ------------   ------------
    Total current assets                                 1,703,197      1,729,347
                                                      ------------   ------------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
   less current portion                                     53,309         59,228
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 47,345         49,015
                                                      ------------   ------------
INTANGIBLE ASSETS                                          330,743        333,074
                                                      ------------   ------------
OTHER ASSETS                                                18,023         17,799
                                                      ------------   ------------
                                                      $  2,152,617   $  2,188,463
                                                      ============   ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    75,932    $     81,696
  Accounts payable and other liabilities                   86,196          70,834
  Income taxes payable                                     51,042          55,782
                                                      -----------    ------------
    Total current liabilities                             213,170         208,312
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      82,185          89,048
                                                      -----------    ------------
OTHER LIABILITIES                                           5,665           5,655
                                                      -----------    ------------
MINORITY INTEREST                                          91,767          95,564
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    6,877,518 shares                                           69              69
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Capital surplus                                          26,310          29,611
  Retained earnings                                     1,755,195       1,779,409
  Treasury stock, at cost                                 (17,245)         (6,254)
  Reduction to reflect marketable
    securities at market value                             (4,679)        (13,131)
                                                     ------------    ------------
                                                        1,759,830       1,789,884
                                                     ------------    ------------
                                                     $  2,152,617    $  2,188,463
                                                     ============    ============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                              BHC COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (UNAUDITED)
                   -------------------------------------------
                                                                 Three Months
                                                                Ended March 31,
                                                             --------------------
                                                               1995       1994
                                                             ---------  ---------
OPERATING REVENUES                                           $ 104,475  $  95,968
                                                             ---------  ---------
OPERATING EXPENSES:
  Television expenses                                           51,072     52,077
  Selling, general and administrative                           29,298     28,757
                                                             ---------  ---------
                                                                80,370     80,834
                                                             ---------  ---------
    Operating income                                            24,105     15,134
                                                             ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income                                     20,597     13,448
  Equity in United Paramount Network loss                      (38,403)       -
                                                             ---------  ---------
                                                               (17,806)    13,448
                                                             ---------  ---------
    Income before income taxes
      and minority interest                                      6,299     28,582

INCOME TAX PROVISION                                             2,600     12,000
                                                             ---------  ---------
    Income before minority interest                              3,699     16,582

MINORITY INTEREST                                               (3,309)    (2,914)
                                                             ---------  ---------
    Net income                                               $     390  $  13,668
                                                             =========  =========
AVERAGE OUTSTANDING COMMON SHARES                               24,683     25,251
                                                             =========  =========
NET INCOME PER SHARE                                         $     .02  $     .54
                                                             =========  =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                               Three Months
                                                              Ended March 31,
                                                         ------------------------
                                                             1995         1994
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $       390  $    13,668
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (23,520)     (36,893)
     Film contract amortization                               17,612       25,107
     Depreciation and other amortization                       5,027        5,125
     Equity in United Paramount Network loss                  38,403         -
     Minority interest                                         3,309        2,914
     Other                                                       206          (42)
     Changes in assets and liabilities:
       Accounts receivable                                    21,243       14,881
       Other assets                                            1,852        3,326
       Accounts payable and other liabilities                 (4,416)      (5,308)
       Income taxes                                           (3,803)       7,312
                                                         -----------  -----------
       Net cash provided from operating activities            56,303       30,090
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions (purchases) of marketable securities, net      (61,831)     170,334
 Investment in and advances to United Paramount Network      (38,028)        -
 Capital expenditures                                         (1,026)      (2,696)
 Other                                                           (11)         (18)
                                                         -----------  -----------
       Net cash provided from (used in)
            investing activities                            (100,896)     167,620
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchases of treasury stock                                 (11,143)     (49,463)
 Capital transactions of subsidiary                           (9,362)        (371)
                                                         -----------  -----------
       Net cash used in financing activities                 (20,505)     (49,834)
                                                         -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (65,098)     147,876

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               222,201       35,371
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   157,103  $   183,247
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

                   BHC COMMUNICATIONS, INC.
                   ------------------------
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------

1.     PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (73% at March 31, 1995) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 56% owned by BHC at March 31, 1995. The interest of UTV shareholders other than BHC in the operating results and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by BHC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, BHC believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in BHC's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain amounts for 1994 have been reclassified to conform to the 1995 presentation. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others.

2.     MARKETABLE SECURITIES:

     In accordance with Statement of Financial Accounting
Standards (SFAS) No. 115, "Accounting for Certain Investments in
Debt and Equity Securities", BHC classifies its marketable securities as available-for-sale.

     At March 31, 1995, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,354,370,000 and a fair value of $1,344,611,000. The difference of $9,759,000 ($4,679,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 73% mature within one year, 90% within two years and all within five years.

     At December 31, 1994, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,299,322,000 and a fair value of $1,274,244,000. The difference of $25,078,000 ($13,131,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet.

3.     SHAREHOLDERS' INVESTMENT:

     As of March 31, 1995, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 6,603,290 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 147,160 Class A common shares purchased by BHC during 1995. At March 31, 1995, purchases of an additional 823,163 shares of Class A common stock were authorized. In February 1995, BHC's Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $24.7 million, was paid in April 1995. BHC has no plan to pay dividends on a regular basis.

4.     COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1995 aggregated approximately $187.8 million, including $49.9 million applicable to UTV.

     In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and Paramount has an option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150,000,000 through 1996. Network expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

                    BHC COMMUNICATIONS, INC.
                    ------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

BHC's core operating cash flow is generated primarily by its television broadcasting business. Television broadcasting cash flow generally parallels the earnings of BHC's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $5.9 million and $11.8 million, respectively, in the 1995 and 1994 first quarters), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose strongly in the 1995 first quarter, and station cash flow was nearly double the corresponding 1994 amount.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities. Cash and marketable securities totalled $1.5 billion at March 31, 1995 and December 31, 1994. First quarter operating cash flow of $56.3 million was offset by United Paramount Network funding of $38 million and treasury stock purchases by BHC and UTV totalling $21 million.

A special cash dividend of $2.00 per share on BHC's Class A and Class B common stock, totalling $51.9 million, was paid in January 1993. In February 1995, the Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock, totalling $24.7 million, which was paid in April 1995. BHC has no plan to pay dividends on a regular basis.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through March 31, 1995, 4,676,837 shares were purchased for a total cost of $276.1 million, including $10.9 million applicable to shares purchased in the first three months of 1995.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date. BHC expenditures related to UPN totalled $38 million in the first quarter of 1995. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150 million through 1996. UPN expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1995, commitments for such programming totalled approximately $187.8 million, including $49.9 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at December 31, 1994 (including any related to UPN) were not material. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

Results of Operations
- ---------------------

BHC's core television station group achieved record first quarter earnings. However, as expected, UPN start-up losses significantly impacted BHC's first quarter operating results.
Net income declined to $390,000, or $.02 per share, from $13,668,000, or $.54 per share, in last year's period. Excluding the UPN loss, BHC first quarter income increased 69% to $23,048,000, or $.93 per share.

Station operating revenues rose 9%, to a first quarter record $104,475,000 from $95,968,000 last year. Station earnings, further bolstered by a 6% reduction in programming expense, rose 33%, surpassing the corresponding prior period amount for the twelfth consecutive quarter. An increase in program development expense was offset by a decrease in the management fee paid Chris-Craft, and operating income increased 59% to a first quarter record $24,105,000 from last year's $15,134,000.

UPN's first quarter pre-tax loss of $38,403,000 is reflected in BHC's financial statements under the equity method. UPN is still in its infancy, and will incur substantial start-up losses for the next several years.

First quarter interest and other income increased to $20,597,000 from $13,448,000, primarily reflecting higher interest rates on BHC's substantial money market holdings.

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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                   Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: May 12, 1995

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------

                        27           Financial Data Schedule