Form 10-Q
period 1995-06-30
BHC COMMUNICATIONS INC
filed 1995-07-27
CIK 855433

[NOTIFY]             74741,1326
[RETURN-COPY]        E-MAIL

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1995
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 1995 there were 6,449,905 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                     -------------------------------------
                                                        June 30,     December 31,
                                                          1995           1994
                                                      ------------   ------------
                                                       (UNAUDITED)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                           $    114,267   $    222,201
  Marketable securities(substantially
    all U.S. Government securities)                      1,363,379      1,274,244
  Accounts receivable, net                                  92,788         96,681
  Film contract and prepaid broadcast rights                69,454         89,245
  Prepaid expenses and other current assets                 30,122         46,976
                                                      ------------   ------------
    Total current assets                                 1,670,010      1,729,347
                                                      ------------   ------------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
   less current portion                                     49,424         59,228
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 46,967         49,015
                                                      ------------   ------------
INTANGIBLE ASSETS                                          328,413        333,074
                                                      ------------   ------------
OTHER ASSETS                                                38,804         17,799
                                                      ------------   ------------
                                                      $  2,133,618   $  2,188,463
                                                      ============   ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    70,813    $     81,696
  Accounts payable and other liabilities                   57,732          70,834
  Income taxes payable                                     51,133          55,782
                                                      -----------    ------------
    Total current liabilities                             179,678         208,312
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      78,857          89,048
                                                      -----------    ------------
OTHER LIABILITIES                                           5,560           5,655
                                                      -----------    ------------
MINORITY INTEREST                                          95,429          95,564
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    6,877,518 shares                                           69              69
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Capital surplus                                          24,845          29,611
  Retained earnings                                     1,766,449       1,779,409
  Treasury stock, at cost                                 (21,200)         (6,254)
  Adjustment to reflect marketable
    securities at market value                              3,751         (13,131)
                                                     ------------    ------------
                                                        1,774,094       1,789,884
                                                     ------------    ------------
                                                     $  2,133,618    $  2,188,463
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                    BHC COMMUNICATIONS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands except per share data)
                                         (UNAUDITED)
                         -------------------------------------------
                                                  Three Months            Six Months
                                                 Ended June 30,         Ended June 30,
                                              --------------------   --------------------
                                                1995       1994        1995       1994
                                              ---------  ---------   ---------  ---------
OPERATING REVENUES                            $ 120,953  $ 119,832   $ 225,428  $ 215,800
                                              ---------  ---------   ---------  ---------
OPERATING EXPENSES:
  Television expenses                            52,547     58,885     103,619    110,962
  Selling, general and administrative            29,218     26,300      58,516     55,057
                                              ---------  ---------   ---------  ---------
                                                 81,765     85,185     162,135    166,019
                                              ---------  ---------   ---------  ---------
    Operating income                             39,188     34,647      63,293     49,781
                                              ---------  ---------   ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income                      18,739     14,859      39,336     28,307
  Equity in United Paramount Network loss       (28,709)      -        (67,112)      -
                                              ---------  ---------   ---------  ---------
                                                 (9,970)    14,859     (27,776)    28,307
                                              ---------  ---------   ---------  ---------
    Income before income taxes
      and minority interest                      29,218     49,506      35,517     78,088

INCOME TAX PROVISION                             13,000     20,800      15,600     32,800
                                              ---------  ---------   ---------  ---------
    Income before minority interest              16,218     28,706      19,917     45,288

MINORITY INTEREST                                (4,964)    (4,015)     (8,273)    (6,929)
                                              ---------  ---------   ---------  ---------
    Net income                                $  11,254  $  24,691   $  11,644  $  38,359
                                              =========  =========   =========  =========
AVERAGE OUTSTANDING COMMON SHARES                24,578     25,014      24,631     25,132
                                              =========  =========   =========  =========
NET INCOME PER SHARE                          $     .46  $     .99   $     .47  $    1.53
                                              =========  =========   =========  =========

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                               Six Months
                                                              Ended June 30,
                                                         ------------------------
                                                             1995         1994
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $    11,644  $    38,359
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (45,323)     (66,453)
     Film contract amortization                               40,778       48,249
     Depreciation and other amortization                       9,968       10,257
     Equity in United Paramount Network loss                  67,112         -
     Minority interest                                         8,273        6,929
     Other                                                     4,479         (309)
     Changes in assets and liabilities:
       Accounts receivable                                     3,893       (5,389)
       Other assets                                           (3,818)      (2,490)
       Accounts payable and other liabilities                 (1,402)       1,336
       Income taxes                                           (2,787)      12,691
                                                         -----------  -----------
       Net cash provided from operating activities            92,817       43,180
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions (purchases) of marketable securities, net      (59,609)     163,869
 Investment in and advances to United Paramount Network      (83,445)        -
 Capital expenditures                                         (3,259)      (4,060)
 Other                                                           (16)         (37)
                                                         -----------  -----------
       Net cash provided from (used in)
            investing activities                            (146,329)     159,772
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend                                                    (24,504)        -
 Purchases of treasury stock                                 (14,874)     (57,219)
 Capital transactions of subsidiary                          (15,044)      (1,978)
                                                         -----------  -----------
       Net cash used in financing activities                 (54,422)     (59,197)
                                                         -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (107,934)     143,755

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               222,201       35,371
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   114,267  $   179,126
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

                   BHC COMMUNICATIONS, INC.
                   ------------------------
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------

1.     PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (73% at June 30, 1995) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 56% owned by BHC at June 30, 1995. The interest of UTV shareholders other than BHC in the operating results and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At June 30, 1995, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,358,316,000 and a fair value of $1,363,379,000. The difference of $5,063,000 ($3,751,000 net of income taxes and minority interest) is reflected as an adjustment to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 80% mature within one year, 92% within two years and all within five years.

     At December 31, 1994, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,299,322,000 and a fair value of $1,274,244,000. The difference of $25,078,000 ($13,131,000 net of income taxes and minority interest) is reflected as an adjustment to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.     SHAREHOLDERS' INVESTMENT:

     As of June 30, 1995, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 6,548,887 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 201,110 Class A common shares purchased by BHC during 1995. At June 30, 1995, purchases of an additional 769,213 shares of Class A common stock were authorized. In February 1995, BHC's Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $24.5 million, was paid in April 1995. BHC has no plan to pay dividends on a regular basis.

4.     COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1995 aggregated approximately $180.2 million, including $46.1 million applicable to UTV.

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

                    BHC COMMUNICATIONS, INC.
                    ------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

BHC's core operating cash flow is generated primarily by its television broadcasting business. Television broadcasting cash flow generally parallels the earnings of BHC's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.5 million and $18.2 million, respectively, in the first six months of 1995 and 1994), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose 16% in the first six months of 1995, and station cash flow increased 45% from the corresponding 1994 amount.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities. Cash and marketable securities totalled $1.48 billion at June 30, 1995 and $1.50 billion at December 31, 1994. First six months operating cash flow of $92.8 million was offset by United Paramount Network funding of $83.4 million, treasury stock purchases by BHC and UTV totalling $28.8 million and payment of the 1995 special dividend set forth below.

Special cash dividends of $2.00 per share, totalling $51.9 million, and $1.00 per share, totalling $24.5 million, were paid on BHC's Class A and Class B common stock, in January 1993 and April 1995, respectively. BHC has no plan to pay dividends on a regular basis.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through June 30, 1995, 4,730,787 shares were purchased for a total cost of $280.1 million, including $14.9 million applicable to shares purchased in the first six months of 1995.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date. BHC expenditures related to UPN totalled $83.4 million in the first six months of 1995. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150 million through 1996. UPN expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1995, commitments for such programming totalled approximately $180.2 million, including $46.1 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1995 (including any related to UPN) were not material. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

Results of Operations
- ---------------------

BHC 1995 second quarter operating results reflect record station earnings and a substantial increase in interest income. However, UPN start-up losses resulted in a decline in net income, to $11,254,000, or $.46 per share, compared to $24,691,000, or $.99 per share, in last year's period. Excluding UPN, net income increased 17%, to $28,863,000, or $1.18 per share.

BHC achieved substantial increases in station earnings and interest income for the first six months of 1995. However, due to UPN start-up losses, BHC net income for the period declined to $11,644,000, or $.47 per share, from $38,359,000, or $1.53 per share, last year. Excluding UPN, BHC net income for the six months increased 35%, to $51,911,000, or $2.11 per share.

Television station earnings increased 7% in the second quarter to $45,683,000 from $42,863,000 last year, as operating revenues rose less than 1% and programming expenses declined 8%. The moderate increase in revenues reflects varying demand for television advertising in our local markets, as well as disappointing major league baseball telecasts. Station earnings for the first six months of 1995 increased 16%, to $78,386,000 from $67,501,000, reflecting a 4% increase in operating revenues and a 7% decline in programming expenses. After program development expenses, goodwill amortization and corporate office expenses of BHC and UTV, operating income rose 13% in the second quarter, to $39,188,000 from $34,647,000, and 27% in the six month period, to $63,293,000 from $49,781,000.

UPN's pretax losses of $28,709,000 in the second quarter and $67,112,000 in the six month period are reflected in BHC's financial statements under the equity method. UPN is in its infancy, and will incur substantial start-up losses for several years.

Interest and other income increased to $18,739,000 from $14,859,000 in the second quarter, and to $39,336,000 from $28,307,000 in the six month period, primarily reflecting higher interest rates on BHC's substantial money market holdings.

                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                   Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: July 27, 1995

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------

                        27           Financial Data Schedule