Form 10-Q
period 1995-09-30
BHC COMMUNICATIONS INC
filed 1995-11-14
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                 Commission File Number: 1-10342
                 -------------------------------
                     BHC COMMUNICATIONS, INC.
                     ------------------------
        (Exact name of Registrant as specified in its charter)
          Delaware                        59-2104168
------------------------------       --------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

767 Fifth Avenue, New York, New York                  10153
------------------------------------                ----------
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

As of October 31, 1995 there were 6,301,505 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                     -------------------------------------
                                                      September 30,  December 31,
                                                          1995           1994
                                                      ------------   ------------
                                                       (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $    137,834   $    222,201
  Marketable securities(substantially
    all U.S. Government securities)                      1,361,598      1,274,244
  Accounts receivable, net                                  82,413         96,681
  Film contract and prepaid broadcast rights               116,230         89,245
  Prepaid expenses and other current assets                 31,278         46,976
                                                      ------------   ------------
    Total current assets                                 1,729,353      1,729,347
                                                      ------------   ------------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
   less current portion                                     52,453         59,228
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 47,050         49,015
                                                      ------------   ------------
INTANGIBLE ASSETS                                          326,083        333,074
                                                      ------------   ------------
OTHER ASSETS                                                38,110         17,799
                                                      ------------   ------------
                                                      $  2,193,049   $  2,188,463
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                     -------------------------------------
                                                      September 30,  December 31,
                                                          1995           1994
                                                      ------------   ------------
                                                      (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    95,531    $     81,696
  Accounts payable and other liabilities                   85,201          70,834
  Income taxes payable                                     28,393          55,782
                                                      -----------    ------------
    Total current liabilities                             209,125         208,312
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      93,479          89,048
                                                      -----------    ------------
OTHER LIABILITIES                                           5,842           5,655
                                                      -----------    ------------
MINORITY INTEREST                                          94,282          95,564
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    6,877,518 shares                                           69              69
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Capital surplus                                          22,001          29,611
  Retained earnings                                     1,784,274       1,779,409
  Treasury stock, at cost                                 (23,309)         (6,254)
  Adjustment to reflect marketable
    securities at market value                              7,106         (13,131)
                                                     ------------    ------------
                                                        1,790,321       1,789,884
                                                     ------------    ------------
                                                     $  2,193,049    $  2,188,463
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                                   BHC COMMUNICATIONS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands except per share data)
                                         (UNAUDITED)
                         -------------------------------------------
                                                  Three Months            Nine Months
                                               Ended September 30,    Ended September 30,
                                              --------------------   --------------------
                                                1995       1994        1995       1994
                                              ---------  ---------   ---------  ---------
OPERATING REVENUES                            $ 111,551  $ 107,259   $ 336,979  $ 323,059
                                              ---------  ---------   ---------  ---------
OPERATING EXPENSES:
  Television expenses                            55,686     57,988     159,305    168,950
  Selling, general and administrative            33,596     26,251      92,112     81,308
                                              ---------  ---------   ---------  ---------
                                                 89,282     84,239     251,417    250,258
                                              ---------  ---------   ---------  ---------
    Operating income                             22,269     23,020      85,562     72,801
                                              ---------  ---------   ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income                      20,410     16,299      59,746     44,606
  Equity in United Paramount Network loss       (28,722)      (159)    (95,834)      (159)
                                              ---------  ---------   ---------  ---------
                                                 (8,312)    16,140     (36,088)    44,447
                                              ---------  ---------   ---------  ---------
    Income before income taxes
      and minority interest                      13,957     39,160      49,474    117,248

INCOME TAX PROVISION (BENEFIT)                   (6,600)     3,200       9,000     36,000
                                              ---------  ---------   ---------  ---------
    Income before minority interest              20,557     35,960      40,474     81,248

MINORITY INTEREST                                (2,732)    (3,351)    (11,005)   (10,280)
                                              ---------  ---------   ---------  ---------
    Net income                                $  17,825  $  32,609   $  29,469  $  70,968
                                              =========  =========   =========  =========
AVERAGE OUTSTANDING COMMON SHARES                24,530     24,929      24,597     25,065
                                              =========  =========   =========  =========
NET INCOME PER SHARE                          $     .73  $    1.31   $    1.20  $    2.83
                                              =========  =========   =========  =========

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                               Nine Months
                                                            Ended September 30,
                                                         ------------------------
                                                             1995         1994
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $    29,469  $    70,968
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (66,621)     (92,279)
     Film contract amortization                               65,030       72,124
     Prepaid broadcast rights                                  3,639        6,284
     Depreciation and other amortization                      14,943       15,358
     Equity in United Paramount Network loss                  95,834          159
     Minority interest                                        11,005       10,280
     Other                                                     3,903          978
     Changes in assets and liabilities:
       Accounts receivable                                    14,268       11,062
       Other assets                                           (4,797)       1,427
       Accounts payable and other liabilities                  1,396       (5,035)
       Income taxes                                          (24,643)      (7,431)
                                                         -----------  -----------
       Net cash provided from operating activities           143,426       83,895
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions (purchases) of marketable securities, net      (44,270)     210,077
 Investment in and advances to United Paramount Network     (105,856)        (289)
 Capital expenditures                                         (5,992)      (6,467)
 Other                                                        (8,018)         (48)
                                                         -----------  -----------
       Net cash provided from (used in)
            investing activities                            (164,136)     203,273
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend                                                    (24,504)        -
 Purchases of treasury stock                                 (16,929)     (60,888)
 Capital transactions of subsidiary                          (22,224)      (8,480)
                                                         -----------  -----------
       Net cash used in financing activities                 (63,657)     (69,368)
                                                         -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (84,367)     217,800

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               222,201       35,371
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   137,834  $   253,171
                                                         ===========  ===========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
                    BHC COMMUNICATIONS, INC.
                    ------------------------
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -----------------------------------------------------

 1.     PRINCIPLES OF CONSOLIDATION:

      The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (73% at September 30, 1995) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 57% owned by BHC at September 30, 1995. The interest of UTV shareholders other than BHC in the operating results and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

      At September 30, 1995, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,350,651,000 and a fair value of $1,361,598,000. The difference of $10,947,000 ($7,106,000 net of income taxes and minority interest) is reflected as an adjustment to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 80% mature within one year, 96% within two years and all within four years.

      At December 31, 1994, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,299,322,000 and a fair value of $1,274,244,000. The difference of $25,078,000 ($13,131,000 net of income taxes and minority interest) is reflected as an adjustment to shareholders' investment in the accompanying condensed consolidated balance sheet.

 3.     SHAREHOLDERS' INVESTMENT:

      As of September 30, 1995, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 6,524,055 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 224,810 Class A common shares purchased by BHC during 1995. At September 30, 1995, purchases of an additional 745,513 shares of Class A common stock were authorized. In February 1995, BHC's Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $24.5 million, was paid in April 1995. BHC has no plan to pay dividends on a regular basis.

 4.     COMMITMENTS:

      Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1995 aggregated approximately $141 million, including $27.8 million applicable to UTV. BHC also has a commitment to invest over time up to $65 million, including $40 million applicable to UTV, in management buyout limited partnerships.

      In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and accounts for UPN under the equity method since Paramount has an option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150,000,000 through 1996. Network expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

Page 8
                     BHC COMMUNICATIONS, INC.
                     ------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS
               ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

 Liquidity and Capital Resources
 -------------------------------

 BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.5 billion at September 30, 1995, and BHC has no debt outstanding. While BHC is currently expending significant amounts to develop the United Paramount Network, such expenditures for the first nine months of 1995 were less than the cash flow generated by BHC's television station group.

 BHC's operating cash flow is generated primarily by its core television broadcasting business. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $1.6 million and $20.2 million, respectively, in the first nine months of 1995 and 1994), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose 11% in the first nine months of 1995, and broadcast cash flow increased 34% from the corresponding 1994 amount, to $117.8 million from $88.1 million last year. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

 BHC's cash flow additionally reflects earnings associated with its cash and marketable securities. Cash and marketable securities totalled $1.5 billion at September 30, 1995 and December 31, 1994. First nine months operating cash flow of $143.4 million was more than offset by United Paramount Network funding of $105.9 million, treasury stock purchases by BHC and UTV totalling $38.2 million and payment of the 1995 special dividend set forth below.

 Special cash dividends of $2.00 per share, totalling $51.9 million, and $1.00 per share, totalling $24.5 million, were paid on BHC's Class A and Class B common stock, in January 1993 and April 1995, respectively. BHC has no plan to pay dividends on a regular basis.

 Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through September 30, 1995, 4,754,487 shares were purchased for a total cost of $282.1 million, including $16.9 million applicable to shares purchased in the first nine months of 1995.

 BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

 In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and accounts for UPN under the equity method since Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. BHC expenditures related to UPN totalled $105.9 million in the first nine months of 1995. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150 million through 1996. UPN expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

 BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1995, commitments for such programming totalled approximately $141 million, including $27.8 million applicable to UTV. BHC also has a commitment to invest over time up to $65 million, including $40 million applicable to UTV, in management buyout limited partnerships. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1995 (including any related to UPN) were not material. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

 Results of Operations
 ---------------------

 BHC 1995 third quarter operating results reflect record station earnings and a substantial increase in interest income. However, UPN start-up losses lowered net income, to $17,825,000, or $.73 per share, compared to $32,609,000, or $1.31 per share, in last year's period. Excluding UPN, pretax income increased 9%, to $42,679,000 from $39,319,000.

 BHC also achieved substantial increases in station earnings and interest income for the first nine months of 1995. However, after UPN start-up losses, BHC net income for the period declined to $29,469,000, or $1.20 per share, from $70,968,000, or $2.83 per share, last year. Excluding UPN, BHC pretax income for the nine months increased 24%, to $145,308,000 from $117,407,000.

 Television station earnings increased 2% in the third quarter, to $33,697,000 from $33,095,000 last year, as a 2% increase in station operating revenues more than offset a 3% increase in station programming expenses. The moderate increase in revenues reflects a softening in demand for television advertising. Such demand appears to be softening further and BHC expects fourth quarter net revenues to be less than last year's. BHC believes that broadcast television stations in general are experiencing a reduction in the level of fourth quarter business. Station earnings for the first nine months of 1995 increased 11%, to $112,083,000 from $100,596,000, reflecting a 4% increase in operating revenues and a 4% decline in station programming expenses.

 Primarily due to one-time expenses of approximately $3.7 million associated with establishing a national sales representative subsidiary, consolidated operating income, which further reflects program development expenses, goodwill amortization and corporate office expenses of BHC and UTV, declined slightly in the third quarter, to $22,269,000 from last year's $23,020,000. Nine month consolidated operating income rose 18% even after the one-time expenses, to $85,562,000 from last year's $72,801,000.

 UPN's pretax losses of $28,722,000 in the third quarter and $95,834,000 in the nine month period were as expected, and are reflected in BHC's financial statements under the equity method. UPN is in its infancy, and will incur substantial start-up losses for several years.

 Interest and other income increased to $20,410,000 from $16,299,000 in the third quarter, and to $59,746,000 from $44,606,000 in the nine month period, primarily reflecting higher interest rates on BHC's substantial money market holdings.

 Income taxes in both third quarters reflect $20 million reversals of state income taxes accrued in 1989 and 1990, following the favorable resolution in each quarter of routine audits.

Page 11
                       BHC COMMUNICATIONS, INC.
                       ------------------------
                      PART II. OTHER INFORMATION
                      --------------------------

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


                                    BHC COMMUNICATIONS, INC.
                                    ------------------------
                                          (Registrant)

                              By:      /s/ JOELEN K. MERKEL
                                    -----------------------------
                                          Joelen K. Merkel
                                     Vice President and Treasurer
                                    (Principal Accounting Officer)
 Date: November 14, 1995

Page 12
                           EXHIBIT INDEX


 Incorporated by
 Reference to:        Exhibit No.              Exhibit
 -------------        -----------              -------

                         27           Financial Data Schedule