Form 10-K405
period 1995-12-31
BHC COMMUNICATIONS INC
filed 1996-03-29
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------


                           FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1995

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 29, 1996, was approximately $563,500,000.

          As of February 29, 1996, there were 6,101,505 shares of the registrant's Class A Common Stock and 18,000,000 shares of the registrant's Class B Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

   The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


             Document                                     Part

Those portions of the registrant's annual                  II
report to stockholders for the fiscal year ended December 31, 1995 (the "Annual
Report") that are specifically identified herein as incorporated by reference into this Form 10-K.

Those portions of the registrant's proxy                  III
statement for the registrant's 1996 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.

                               PART I
ITEM 1.  BUSINESS.

                               General

        BHC Communications, Inc. ("BHC"), the majority owned (74.4% at Feb-ruary 29, 1996) television broadcasting subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"), was organized in Delaware in 1977 under the name "BHC, Inc." and changed its name to BHC Communications, Inc. on August 4, 1989. BHC's principal business is television broadcasting, conducted through its wholly owned subsidiaries, Chris-Craft Television, Inc. ("CCTV") and Pine-lands, Inc. ("Pinelands"), and its majority owned (57.1% at February 29, 1996) subsidiary, United Television, Inc. ("UTV").

        At February 29, 1996, BHC, solely through subsidiaries, had 1,028 full-time employees and 108 part-time employees.

        In July, 1994, BHC, along with Viacom Inc.'s Paramount Television Group ("Paramount"), formed the United Paramount Network ("UPN"), a fifth broadcast television network which premiered in January 1995.

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

   Commercial broadcast television stations may be either affiliated with one of the three major national networks (ABC, NBC and CBS); three more recently established national networks (Fox Broadcasting Company ("Fox"), UPN, and The WB Network ("WB")), which provide substantially fewer hours of programming;
or may be independent. UPN, formed by BHC, along with Paramount, began broadcasting a total of four hours of original prime time programming over two nights per week in January 1995 and expanded to a third night in March 1996. UPN currently has 151 affiliates in markets reaching 91% of all U.S. house-holds, including all of BHC's and Paramount's previously independent stations, and UPN continues to seek additional affiliates to expand its household reach. UPN is still in its infancy, and because of the intense competition that characterizes the broadcast television network business, the cost of develop-ing UPN is expected to remain significant for several years.

   The following table sets forth certain information with respect to BHC stations and their respective markets:

                                                Total
                                                Commercial
                         DMA TV                 Stations      DMA
Station and              House-      DMA        Operating in  Cable TV
Location (a)    Channel  Holds (b)   Rank (b)   Market (c)    Penetration (d)
------------    -------  ---------   --------   ------------  ---------------
KCOP               13    4,917,550      2nd         7VHF          61%
  Los Angeles                                      10UHF

WWOR (e)           9     6,695,140      1st         6VHF          68%
  Secaucus                                         14UHF

KPTV               12      933,440     24th         4VHF          61%
  Portland                                          2UHF

KMSP               9     1,412,030     14th         4VHF          50%
  Minneapolis/                                      3UHF
     St. Paul

KTVX               4       656,060     36th         4VHF          54%
  Salt Lake City                                    2UHF

KMOL               4       638,080     37th         3VHF          64%
  San Antonio                                       3UHF

KBHK               44    2,257,210      5th         4VHF          70%
  San Francisco                                    10UHF

KUTP               45    1,169,530     17th         4VHF          57%
  Phoenix                                           4UHF

_______________

(a) KCOP and KPTV are owned by CCTV; WWOR is owned by Pinelands; the remaining stations are owned by UTV. All stations are UPN affiliates, except for KTVX, an ABC affiliate, and KMOL, an NBC affiliate.

(b) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source: Nielsen Media Research television households uni-verse estimates.

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

         Television stations derive their revenues primarily from selling advertising time. The television advertising sales market consists primarily of national network advertising, national spot advertising and local spot advertising. An advertiser wishing to reach a nationwide audience usually purchases advertising time directly from the national networks, "superstations" (i.e., broadcast stations carried by cable operators in areas outside their broadcast coverage area), barter program syndicators, national basic cable networks, or "unwired" networks (groups of otherwise unrelated stations whose advertising time is combined for national sale). A national advertiser wishing to reach a particular regional or local audience usually buys advertising time from local stations through national advertising sales representative firms having contractual arrangements with local stations to solicit such advertising. Local businesses generally purchase advertising from the stations' local sales staffs.

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

         Within a DMA, the advertising rates charged by competing stations depend primarily on three factors: the stations' program ratings, the time of day the advertising will run, and the demographic qualities of a program's viewers (primarily age and sex). Ratings data for television markets are measured by A.C. Nielsen Co. ("Nielsen"). This rating service uses two terms to quantify a station's audience: rating points and share points. A rating point represents one percent of all television households in the entire DMA tuned to a particular station, and a share point represents one percent of all television households within the DMA actually using at least one tele-vision set at the time of measurement and tuned to the station in question.

         Because the major networks regularly provide first-run programming during prime time viewing hours (in general, 8:00 P.M. to 11:00 P.M. Eastern/ Pacific time), their affiliates generally (but do not always) achieve higher audience shares, but have substantially less advertising time ("inventory") to sell, during those hours, than affiliates of the newer networks or independent stations, since the major networks use almost all of their affiliates' prime time inventory for network shows. Although the newer networks generally use the same amount of their affiliates' inventory during network broadcasts, the newer networks provide less programming; accordingly, their affiliates, as well as non-affiliated stations, generally have substantially more inventory for sale than the major-network affiliates. The newer network affiliates' and independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the new-network or independent station typically achieves a share of advertising revenues in its market greater than its audience ratings. On the other hand, total programming costs for such a station, because it broadcasts more syndicated programming than a major-network affiliate, are generally higher than those of a major-network affiliate in the same market. These differences have been reduced by the growth of the Fox network, which currently provides 15 weekly hours of programming during prime time and additional programming in other periods, and would be reduced further if the other newer networks should be successful in providing expanded schedules of programming.

         In July 1995, the FCC repealed, effective August 30, 1996, its prime time access rule, which limited broadcasts, by major-network affiliates in the 50 largest markets, of "off network" entertainment programming. Among other effects, elimination of this rule is expected to increase the competition faced by new-network affiliates and independent stations in bidding for the rights to popular "off network" shows.

         Programming

         BHC's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recog-nizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC has joined in the formation of UPN, and, additionally, has begun to invest directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1995 was not significant to BHC's financial posi-tion. BHC television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

         Programs obtained from independent sources consist principally of syndicated television shows, many of which have been shown previously on a major network, and syndicated feature films, which were either made for net-work television or have been exhibited previously in motion picture theaters (most of which films have been shown previously on network or cable tele-vision). Syndicated programs are sold to individual stations to be broadcast one or more times. Television stations not affiliated with a major network generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

         Licenses for syndicated programs are often offered for cash sale (i.e., without any barter element) to stations; however, some are offered on a barter or cash plus barter basis. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells advertising time during the broadcast. The cash price of such program-ming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (i.e., on a cash plus barter basis). Barter programming is offered to stations for no cash consideration, but comes with a greater number of commercials that must be broadcast, and therefore, with less inventory.

         In recent years, the amount of barter and cash plus barter program-ming broadcast both industry-wide and by BHC stations has increased sub-stantially. Barter and cash plus barter programming reduce both the amount of cash required for program purchases and the amount of time available for sale. Although the direct impact on broadcasters' operating income generally is believed to be neutral, program distributors that acquire barter air time compete with television stations and broadcasting networks for sales of air time. BHC believes that the effect of barter on its television stations is not significantly different from its impact on the industry as a whole.

         BHC television stations are frequently required to make substantial financial commitments to obtain syndicated programming while such programming is still being broadcast by another network and before it is available for broadcast by BHC stations or even before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assur-ance that a successful network program will continue to be successful or profitable when broadcast after initial network airing. FCC rules limiting the ability of major networks to acquire financial interests in independently produced programming or prohibiting such networks from syndicating programs terminated in 1995. Elimination of the restraints is expected to result in increased competition by the major networks for production and syndication of first-run programming.

         Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had prepaid broadcast rights, unamortized film contract rights for programming available for telecasting, and deposits on film contracts for programming not available for telecasting aggregating $145,902,000 as of December 31, 1995. The stations were committed for film and sports rights contracts aggregating $166,200,000 for programming not available for broadcasting as of that date.

License periods for particular
programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 8 of Notes to Consolidated Financial Statements.

         KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

         Generally, in the past, major network primary affiliation agreements were automatically renewed for two-year periods (unless advance written notice of termination was given by either the affiliate or the network). More recently, however, most networks have begun to enter into affiliation agree-ments for terms as long as ten years. BHC is discussing long-term affiliation agreements for KTVX and KMOL. Current FCC rules do not limit the duration of such agreements.

         An affiliation agreement gives the affiliate the right to broadcast all programs transmitted by the network. The affiliate must run in its entirety, together with all network commercials, any network programming the affiliate elects or is required to broadcast, and is allowed to broadcast a limited number of commercials it has sold. For each hour of programming broad-cast by the affiliate, the major networks generally have paid their affiliates a fee, specified in the agreement (although subject to change by the network), which varies in amount depending on the time of day during which the program is broadcast and other factors. Prime time programming generally earns the highest fee. A network may, and sometimes does, designate certain programs to be broadcast with no compensation to the station.

         Subject to certain limitations contained in the affiliation agreement, an affiliate may accept or reject a program offered by the network and instead broadcast programming from another source. Rejection of a program gives the network the right to offer that program to another station in the area.


         United Paramount Network

         In January 1995, UPN began broadcasting four hours of original prime time programming per week, of which one hour consists of Star Trek: Voyager, a science fiction adventure. In March 1996, UPN increased its weekly prime time programming to six hours. The network also broadcasts two hours of previously exhibited movies on Saturday afternoons and one hour of original children's programming on Sunday mornings, which it plans to increase to two hours commencing in September 1996. UPN intends, over the next several years, to expand its prime time programming to five nights per week, as well as to begin broadcasting in other day parts.

         UPN licenses most of its current programming on the same bases as are customary in the industry. UPN seeks license or ownership rights for all other programming from all available sources on arms-length terms.

         UPN's primary affiliate station agreements have three year terms and provide commercial time to the stations as consideration for broadcasting the network's programming.

         BHC currently owns 100% of UPN, and Paramount has an option exer-cisable through January 15, 1997 to acquire an interest in the network equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. Payment may be deferred through the option expiration date. BHC expenditures for UPN have been substantial, and UPN funding requirements are expected to continue to be significant for the next several years. See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 2 of Notes to Consolidated Financial Statements.

         Sources of Revenue

         The principal source of revenues for BHC stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to BHC's gross cash advertising revenues vary from time to time. During the year ended December 31, 1995, national advertising contributed 37%, and local advertising contributed 63%, of total gross cash advertising revenues. Most advertising contracts are short-term. Like that of the television broadcasting business generally, BHC's television business is seasonal. In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

         Advertising is generally placed with BHC stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through a national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. In July 1995, UTV established a national sales representative organization, United Television Sales, Inc. ("UTS"), to represent, initially, all BHC stations. Practices with respect to sale of advertising time do not differ markedly between BHC's major network and UPN stations, although the major-network affiliated stations have less inventory to sell.


         Government Regulation

         Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. BHC television stations are sub-ject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies. The Communi-cations Act was recently and substantially amended by the Telecommunications Act of 1996 (the "Telecom Act"), some provisions of which have been incorp-orated into the FCC's rules and regulations during the past month, and other provisions of which will be incorporated over the next several months.

         The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States. Television licenses generally have been issued for five-year terms, but the Telecom Act permits the FCC to issue such licenses and their renewals for up to eight years. Upon application, and in the absence of adverse questions as to the licensee's qualifications or operations, tele-vision licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

         KMSP's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KUTP's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KCOP's license renewal was granted on April 18, 1994, and is due to expire on December 1, 1998. KBHK's license renewal was granted on October 2, 1995, and is due to expire on December 1, 1998. KPTV's license renewal was granted on August 9, 1995, and is due to expire on February 1, 1999. KMOL's license renewal was granted on August 18, 1995, and is due to expire on August 1, 1998. In September 1995, an administrative appeal of the grant of KMOL's renewal was filed, challenging the FCC staff's determination that KMOL had complied with FCC requirements concerning equal employment opportunity. KMOL has vigorously opposed this appeal, which BHC believes is without merit.

WWOR's latest license renewal was granted on January 22, 1992. The current license renewal of WWOR has been opposed by a petition challenging its compliance with FCC requirements concerning equal employment opportunity. The station has vigorously opposed the petition, and BHC believes that the petition is without merit. WWOR's license remains in effect pending the resolution of the petition.

         Under existing FCC regulations governing multiple ownership of broad-cast stations, a license to operate a television station generally will not be granted to any party (or parties under common control), if such party directly or indirectly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for radio station-television station ownership combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast stations, and in certain other circumstances. The Telecom Act di-rects the FCC to extend this waiver policy to the top 50 markets, consistent with the public interest, and to conduct a rule-making proceeding to determine whether to retain or modify the current restriction on same-market multiple television station ownership.

         FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. Prior to adoption of the Telecom Act, FCC rules had deemed such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled or had an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF sta-
tions for the purpose of calculating the audience reach limits.   Applying the
50% reach attribution rule to UHF stations KBHK and KUTP, the eight BHC sta-tions are deemed to reach approximately 18% of the nation's television house-holds. The Telecom Act directed the FCC to eliminate the numerical limita-tion on television station ownership and to increase the maximum national audience reach limit to 35%, and the FCC has adopted such changes. The FCC is also considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

         The FCC's multiple ownership rules require the attribution of the licenses held by a broadcasting company to its officers, directors and certain of its stockholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a stockholder and a television broadcasting company together hold interests in more than the permitted number of stations or more than one station that serves the same area. In the case of a corpora-tion controlling or operating television stations, such as BHC, there is attribution only to stockholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

         The FCC has begun a proceeding to consider modification of the various TV ownership restrictions described above, as well as changes in the rules for attributing the licenses held by an enterprise to various parties. BHC cannot predict the outcome of the FCC proceedings.

         FCC regulations currently prevent a national sales representative organization, such as UTS, which is commonly owned with a national network such as UPN, from representing affiliates of that network other than affiliates that are also under common ownership with the network. FCC regulations also place restrictions on provisions of agreements between networks and their affiliates relating to network exclusivity, territorial exclusivity, time optioning, and pre-emption rights. The FCC is conducting rule-making proceedings to consider whether to retain, modify, or eliminate these regulations. BHC is unable to predict the outcome of these proceedings.

        As required by the Telecom Act, the FCC recently amended another of its regulations, the dual network rule, which generally had prohibited common ownership or control of two television broadcast networks. Ownership and control of two or more such networks will now be permitted, except for common ownership or control between two of ABC, NBC, CBS, and Fox, or any one of those four networks and either UPN or WB.

         The Telecom Act directs the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-chip) designed to enable viewers to block display of programs carrying a common rating and authorizes the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent, or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. Industry leaders have announced their intention to establish a voluntary rating system by the end of 1996. The Telecom Act also directs the FCC to adopt regulations requiring increased closed-captioning of video pro-gramming and to conduct an inquiry into the use of audio-narrated descriptions of video programming that could increase the accessibility of such programming to persons with visual impairments.

         FCC regulations prohibit the holder of an attributable interest in a television station from having an attributable interest in a cable television system located within the predicted coverage area of that station. FCC regu-lations also prohibit the holder of an attributable interest in a television station from having an attributable interest in a daily newspaper located within the predicted coverage area of that station. The FCC intends to conduct a rule-making proceeding to consider possible modification of this latter regulation.

        The Communications Act limits the amount of capital stock that aliens (including their representatives, foreign governments, their representatives, and entities organized under the laws of a foreign country) may own in a tele-vision station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned, directly or indirectly, or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. BHC believes the ownership by aliens of its stock and that of UTV to be below the applicable limit.

         The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. Legislation was introduced in the past that would impose a transfer fee on sales of broadcast properties. Although that legislation was not adopted, similar proposals, or a general spectrum licensing fee, may be advanced and adopted in the future. Recent legislation has imposed annual regulatory fees applicable to BHC stations, currently ranging as high as $22,400 per station.

         The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or regulations and policies of the FCC thereunder. Reference is made to the Communications Act, such regulations and the public notices promulgated by the FCC for further information.

         Other Federal agencies, including principally the Federal Trade Com-mission, also impose a variety of requirements that affect the business and operations of broadcast stations. Proposals for additional or revised require-ments are considered by the FCC, other Federal agencies or Congress from time to time. BHC cannot predict what new or revised Federal requirements may result from such consideration or what impact, if any, such requirements might have upon the operation of BHC television stations.

         Competition

         BHC television stations compete for advertising revenue in their respective markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media as well. Such competition is intense.

         In addition to programming, management ability and experience, tech-nical factors and television network affiliations are important in determining competitive position. Competitive success of a television station depends primarily on public response to the programs broadcast by the station in rela-tion to competing entertainment, and the results of this competition affect the advertising revenues earned by the station from the sale of advertising time.

         Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations. In general, major network pro-grams achieve higher ratings than programs of other stations.

         There are at least five other commercial television stations in each market served by a BHC station. BHC believes that the three VHF major-network affiliates and the two other VHF stations in New York City generally attract a larger viewing audience than does WWOR, and that WWOR generally at-tracts a viewing audience larger than the audiences attracted by the UHF sta-tions in the New York City market. In Los Angeles, the three VHF major-network affiliates and two other VHF stations generally attract a larger view-ing audience than does KCOP, and KCOP generally attracts a viewing audience larger than one other VHF station and the ten UHF stations in Los Angeles.
In Portland, the three VHF major-network affiliated stations generally attract a larger audience than does KPTV, which generally attracts a larger audience than the other independent stations, both of which are UHF stations. BHC believes that, in Minneapolis/St. Paul, KMSP generally attracts a smaller viewing audience than the three major VHF network-affiliated stations, but a larger viewing audience than the other three stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks first of the six tele-vision stations in terms of audience share. In San Antonio, KMOL generally ranks first of the six stations in terms of audience share. Of the 14 com-mercial television stations in San Francisco, KBHK generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

         In late 1995, KCOP received two Civil Investigative Demands ( "CIDs") from the Antitrust Division of the U.S. Department of Justice seeking production of documents in connection with a civil investigation by the Division of the television advertising business in the Los Angeles market. KCOP has responded to both CIDs, and several KCOP employees have given deposition testimony in the matter. All of the VHF television stations in the Los Angeles market have received similar CIDs seeking document production and deposition testimony. It is not known at this time what further pro-ceedings, if any, may occur.

         BHC stations may face increased competition in the future from additional television stations that may enter their respective markets. See note (c) to the table under Television Broadcasting.

         Cable television has become a major competitor of television broad-casting stations. Because cable television systems operate in each market served by a BHC station, the stations are affected by rules governing cable operations. If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position. Some cable system operators may be inclined to place broad-cast stations in unfavorable channel locations. Similar competitive effects may be expected from video delivery systems offered by local telephone companies, as permitted by the provisions of the Telecom Act.

        FCC regulations requiring cable television stations to carry or re-serve channels for retransmission of local broadcast signals have twice been invalidated in Federal court. In October 1992, Congress enacted legislation designed to provide television broadcast stations the right to be carried on cable television stations (and to be carried on specific cable channel positions), or (at the broadcaster's election) to prohibit cable carriage of the television broadcast station without its consent. This law is currently being challenged in the Federal courts, and BHC cannot predict the outcome.
The Telecom Act extends the must-carry requirements to the video delivery systems of local telephone companies, and these extended requirements may also be affected by the pending court challenge. While Federal law has until re-cently generally prohibited local telephone companies from providing video programming to subscribers in their service areas, this restriction has been held constitutionally invalid by eight federal district courts. Two such rulings have been affirmed by the United States Court of Appeals, one by the Fourth Circuit and one by the Ninth Circuit, and the Supreme Court has heard oral argument with respect to the Fourth Circuit case. This prohibition has been substantially eliminated by the Telecom Act, and the Supreme Court has consequently remanded the case to the Circuit Court for further consideration. The FCC has also initiated a rule-making proceeding to consider rules for "Open Video Systems" -- a new structure of video delivery system authorized by the Telecom Act for provision by local telephone companies and, if permitted by the FCC, others. BHC is unable to predict the outcome or effect of these developments.

         "Syndicated exclusivity" rules allow television stations to prevent local cable operators from importing distant television programming that duplicates syndicated programming in which local stations have acquired ex-clusive rights. In conjunction with these rules, network nonduplication rules protect the exclusivity of major-network broadcast programming within the local video marketplace. The FCC is also reviewing its "territorial exclusivity" rule, which limits the area in which a broadcaster can obtain exclusive rights to video programming. BHC believes that the competitive position of BHC stations would likely be enhanced by an expansion of broadcasters' permitted zones of exclusivity.

         Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. Two direct broadcast satellite ("DBS") systems currently provide service, and others are expected to begin service later in 1996. The number of subscribers to DBS services more than doubled during 1995, from approximately 600,000 at the end of 1994, to approximately 1.7 million. An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). At the end of 1994, wireless cable systems served about 800,000 subscribers. Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial pro-gramming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

        Technological developments in television transmission have created the possibility that one or more of the broadcast and nonbroadcast television media will provide enhanced or "high definition" pictures and sound to the public of a quality that is technically superior to that of the pictures and sound currently available. It is not yet clear when and to what extent technology of this kind will be available to the various television media; whether and how television broadcast stations will be able to avail themselves of these improvements; whether all television broadcast stations will be afforded sufficient spectrum to do so; what channels will be assigned to each of them to permit them to do so; whether viewing audiences will make choices among services upon the basis of such differences; or, if they would, whether significant additional expense would be required for television sta-tions to provide such services. Many segments of the television industry are intensively studying enhanced and "high definition" television tech-nology. A proceeding is under way at the FCC regarding policies concerning advanced television service, including "high definition" service. The Tele-com Act, as well as proposed federal legislation, addresses several of these issues, and some members of Congress support auctioning or otherwise charging broadcasters for use of spectrum designated for "high definition" television use. The Telecom Act, in particular, authorizes the FCC, if it chooses, to issue the initial licenses for new advanced television broad-cast stations exclusively to existing television station licensees and per-mittees, provided that they are required to surrender either their old or new licenses after a period of time to be specified by the FCC. The Telecom Act also directs the FCC to adopt regulations regarding ancillary uses of such new licenses and the collection of fees for certain ancillary uses. BHC is unable to predict the outcome of these legislative proposals or rule-making proceedings.

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

         KPTV owns its studios and offices in a building in Portland, Oregon, containing approximately 45,252 square feet located on a site of approximately
2.0 acres. Its transmitter is located on its own property at a separate site containing approximately 16.18 acres.

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

         The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The San Antonio facility is approx-imately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

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

         KBHK's transmitter is located on Mt. Sutro, as part of the Sutro Tower complex, which also houses equipment for other San Francisco television sta-tions and many of its FM radio stations. The lease for the Mt. Sutro facili-ties expires in February 2005 and is renewable for two five-year periods.

         KUTP's transmitter facilities and tower are located on a site within South Mountain Park, a communications park owned by the City of Phoenix, which also contains transmitter facilities and towers for the other television sta-tions in Phoenix as well as facilities for several FM radio stations. The license for this space expires in 2012.

         BHC believes its properties are adequate for their present uses.


ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.


        The executive officers of BHC, as of February 29, 1996, are as follows:

                                                                    Has served
                     Positions with BHC; principal occupation;      as officer
     Name            and age as of February 29, 1996                   since
     ----            -----------------------------------------      ----------
Herbert J. Siegel    Chairman of the Board and President;
                     Chairman of the Board and President, Chris-
                     Craft; 67                                          1977

John C. Siegel       Senior Vice President; Senior Vice
                     President, Chris-Craft; 43                         1981

William D. Siegel    Senior Vice President; Senior Vice
                     President, Chris-Craft; 41                         1981

Joelen K. Merkel     Vice President and Treasurer; Vice
                     President and Treasurer, Chris-Craft;
                     44                                                 1980

Brian C. Kelly       General Counsel and Secretary; General
                     Counsel and Secretary, Chris-Craft; 44             1992

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

         Evan C Thompson, age 53, is Executive Vice President of Chris-Craft. Although not an officer of BHC, as President of UTV and Chris-Craft's Television Division for more than the past five years, Mr. Thompson may be considered an executive officer of BHC within the Securities and Exchange Commission definition of the term.

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

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Nominees of the Board of Directors is incorporated herein by this reference. Information relating to BHC's executive officers is set forth in Part I under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

         The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Executive Compensation is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

         The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Voting Securities of Certain Beneficial Owners and Management is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Certain Relationships and Related Transactions is incorporated herein by this reference.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

         (a)  The following documents are filed as part of this report:

               1. The financial statements and quarterly financial information incorporated by reference from the Annual Report pursuant to Item 8.

               2. The financial statements of UPN and report thereon listed under the caption Schedules in the Index to Consolidated Financial Statements and Schedules.

               3. Exhibits listed in the Exhibit Index, including the com-pensatory plans listed below:

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

Dated:  March 29, 1996

                                 BHC COMMUNICATIONS, INC.
                                 ------------------------
                                       (Registrant)


                                 By:   WILLIAM D. SIEGEL
                                       -----------------
                                       William D. Siegel
                                       Senior Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature and Title                        Date

               HERBERT J. SIEGEL                          March 29, 1996
               -----------------
               Herbert J. Siegel
               Chairman, President and
                 Director (principal executive
                 officer)

               WILLIAM D. SIEGEL                          March 29, 1996
               -----------------
               William D. Siegel
               Senior Vice President and
                 Director (principal financial
                 officer)

               JOELEN K. MERKEL                           March 29, 1996
               ----------------
               Joelen K. Merkel
               Vice President, Treasurer and
                 Director (principal accounting
                 officer)

               JOHN L. EASTMAN                            March 29, 1996
               ---------------
               John L. Eastman
               Director

               BARRY S. GREENE                            March 29, 1996
               ---------------
               Barry S. Greene
               Director

               LAURENCE M. KASHDIN                        March 29, 1996
               -------------------
               Laurence M. Kashdin
               Director

               MORGAN L. MILLER                           March 29, 1996
               ----------------
               Morgan L. Miller
               Director

               JOHN C. SIEGEL                             March 29, 1996
               --------------
               John C. Siegel
               Director

              BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 1995 and 1994

         Consolidated Statements of Income - For the Years
          Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows - For the Years
          Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements


SCHEDULES:

         UPN Financial Statements --

              Report of Independent Accountants

              Balance Sheet - December 31, 1995

              Statement of Operations and Statement of Changes
               in Partners' Capital (Deficit) -
               For the Year Ended December 31, 1995

             Statement of Cash Flows - For the Year
              Ended December 31, 1995

             Notes to Financial Statements

                   Report of Independent Accountants


  February 14, 1996

  To the Partners
  of United Paramount Network


  In our opinion, the accompanying balance sheet and the related statements of operations, of changes in Partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of United Paramount Network (a partnership between BHC Network Partner, Inc. and BHC Network Partner II, Inc.) at December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Paramount Network's manage-ment; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the ac-counting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


      Price Waterhouse LLP
      Century City

United Paramount Network
Balance Sheet
December 31, 1995
---------------------------------------------------------------

(in thousands)
                              Assets
Current assets:
 Cash and cash equivalents                            $      74
 Accounts receivable (net of allowance for
  doubtful accounts of $178)                              9,040
 Program rights and development costs (net
  of reserve for abandonment of $4,631)                  12,893
 Other current assets                                       609
                                                         ------
    Total current assets                                 22,616

Restricted cash                                             974
Property and equipment, at cost:
 Furniture, fixtures and computer equipment               1,082
 Leasehold improvements and other                           341
                                                         ------
                                                          1,423
  Less accumulated depreciation                             198
                                                         ------
                                                          1,225
Intangible asset (net of accumulated
 amortization of $54)                                       217
Investment in joint venture                               2,750
                                                          -----
    Total assets                                      $  27,782
                                                       ========

           Liabilities and Partners' Capital (Deficit)

Current liabilities:
 Accounts payable                                     $   3,224
 Accrued program costs                                   10,587
 Accrued expenses and other liabilities                  11,850
                                                        -------
    Total current liabilities                            25,661

Due to related party                                    109,935
                                                       --------
    Total liabilities                                   135,596

Commitments and contingencies (Note 6)

Partners' capital (deficit):
 Network Partner                                         (8,942)
 Network Partner II                                     (98,872)
                                                        --------
    Total partners' deficit                            (107,814)
    Total liabilities and partners' capital           $  27,782
                                                       =========

             The accompanying notes are an integral
               part of these financial statements.

United Paramount Network
Statement of Operations and
Statement of Changes in Partners' Capital (Deficit)
For the Year Ended December 31, 1995
----------------------------------------------------------------

               Statement of Operations
(in thousands)

Net revenues                     $  30,376

Operating costs and expenses:
  Operating expenses                99,940
  Selling, general and
    administrative expenses         58,924
  Depreciation and amortization        252
                                  --------
                                   159,116

Operating loss                    (128,740)

Other income (expense):
  Interest expense to
    related parties                 (4,535)
  Interest and other income             62
  Net loss on investment
    in joint venture                  (625)
                                  ---------
                                    (5,098)
Net loss                         $(133,838)
                                  =========


       Statement of Changes in Partners' Capital (Deficit)
(in thousands)
                                       Network          Network
                                       Partner       Partner II        Total
                                       -------       ----------        -----
Balance at December 31, 1994          $  1,500        $   1,338     $   2,838

 Capital contributions                       -           23,186        23,186
 Capital transfers between partners     (3,977)           3,977             -

 Allocation of 1995 net loss            (6,465)        (127,373)     (133,838)
                                       --------        ---------     ---------

Balance at December 31, 1995          $ (8,942)       $ (98,872)    $(107,814)
                                        =======         ========     =========

             The accompanying notes are an integral
              part of these financial statements.

United Paramount Network
Statement of Cash Flows
For the Year Ended December 31, 1995
----------------------------------------------------------------

(in thousands)

Cash flows from operating activities:
  Net loss                                            $(133,838)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of program costs                      91,744
      Payments for programming                          (98,420)
      Depreciation and amortization                         252
      Abandonment reserve                                 4,631
      Changes in assets and liabilities:
        Increase in accounts receivable, net             (9,025)
        Increase in accounts payable, accrued expenses
          and other current liabilities                  12,546
      Decrease in other assets                            3,052
                                                       --------

  Net cash used in operating activities                (129,058)
                                                       --------

Cash flows from investing activities:
  Additions to property and equipment                    (1,113)
  Cash placed in restricted account                        (974)
  Increase in intangible asset                             (271)
  Net investment in joint venture                        (2,750)
                                                        --------

  Net cash used in investing activities                  (5,108)
                                                        --------
Cash flows from financing activities:
  Advances from related party                           109,935
  Capital contributions                                  23,186
                                                        -------
  Net cash provided by financing activities             133,121
                                                        -------
  Net decrease in cash and cash equivalents              (1,045)

Cash and cash equivalents:
  Beginning of period                                     1,119
                                                        -------
  End of period                                       $      74
                                                       ========

Supplemental Cash Flow Information:

 Cash paid for interest                               $   4,530
                                                       ========

             The accompanying notes are an integral
              part of these financial statements.

United Paramount Network
Notes to Financial Statements
For the Year Ended December 31, 1995
----------------------------------------------------------------

Note 1 - Organization

In July 1994, BHC Network Partner, Inc. ("Network Partner"), a wholly owned subsidiary of Chris-Craft Industries, Inc.'s majority owned subsidiary, BHC Communications, Inc. ("BHC"), along with PCI Network Partner, Inc. ("PCI/NP"), a wholly owned indirect subsidiary of Viacom Inc.'s Paramount Television Group, formed the United Paramount Network ("UPN" or the "Network"), a fifth broad-cast television network.

UPN was organized as a partnership in December 1994 between Network Partner and BHC Network Partner II, Inc., a wholly owned indirect subsidiary of BHC, ("Network Partner II", collectively referred to as the "Partners"). PCI/NP has an option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of the Partners. The option price is equivalent to approxi-mately one-half of the Partners' aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date.

UPN began providing programming for broadcast in January 1995. At December 31, 1995, the Network had 150 affiliates reaching over 90% of U.S. television house-holds. The Network's revenues are derived entirely from providing television programming and are, therefore, subject to the vagaries of the advertising industry.

Operating costs of the Network are funded through capital contributions and loans made by the Partners. Profits or losses are allocated between the Partners in accordance with the partnership agreement. During the year ended December 31, 1995, UPN incurred operating losses of $128,740,000 and negative cash flows from operations of $129,058,000. UPN is still in its infancy and the cost of developing and expanding its programming is expected to remain significant for several years. The Partners intend to continue funding UPN through capital contributions and loans, as UPN incurs obligations arising through the normal course of its business.

Note 2 - Accounting Policies

Financial Instruments

Restricted cash consists of cash and marketable securities having maturities at time of purchase not exceeding one year, all of which are U.S. government securities. In accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," marketable securities have been classified as held-to-maturity. The fair value of restricted cash approximates its amortized cost, reflecting the short maturities. Restricted cash has been placed in an account as a security deposit, is not available for current operations of the Network and, therefore, has been classified as non-current in the accompanying balance sheet.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of furniture, fix-tures and computer equipment is computed on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the life of the lease.

Program Rights and Development Costs

Costs for program production are capitalized as incurred. Other Network programming rights and related liabilities are recorded at the contractual amounts when the programming becomes available for telecasting. Capitalized program costs are amortized over the estimated number of showings, using accelerated methods based on management's estimate of the flow of revenues. The estimated costs of recorded program rights to be charged to income within one year are included in current assets; payments on such program rights due within one year are included in current liabilities.

Costs incurred for the development of programs are capitalized and included in the accompanying balance sheet, net of reserves established for projects which may be terminated prior to being placed into production.

Revenue Recognition

The Network sells advertising time for broadcast on UPN programs through Premier Advertising Sales ("Premier") a wholly owned subsidiary of Paramount Communications, Inc. (Note 6). Revenues are recognized substantially as adver-tisements are aired, at contractual rates as reported to UPN by Premier.
With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.

Use of Estimates in Preparation of Financial Statements

Preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates.

Income Taxes

As a general partnership, the Network's losses are allocated to, and reported by, the individual Partners. Therefore, no credit for income tax benefit is included in the accompanying financial statements.

NOTE 3 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:
(in thousands)

              Accrued advertising cost              $ 6,215
              Accrued compensation                    2,388
              Accrued sales commission                1,395
              Other accrued expenses                  1,852
                                                     ------
                                                    $11,850
                                                     ======

NOTE 4 - Investment in Joint Venture

In January 1995, UPN entered into a joint venture (the "Venture") with Saban Entertainment for the purpose of developing, producing and distributing children's television programming. Under terms of the Venture agreement, UPN funds certain programming costs in return for certain distribution rights to such programming and a share of aggregate revenue. UPN accounts for its interest in the Venture using the equity method.

NOTE 5 - Due to Related Party

During 1995 the Partners made loans to UPN totalling $109,935,000 at December 31, 1995. The loans bear interest at the prime rate (8.5% at December 31, 1995), payable annually. The loans are to be repaid from cash provided by the Network's operations, as available.

NOTE 6 - Commitments and Contingencies

The aggregate amount payable by UPN under contracts for programming not cur-rently available for telecasting and, accordingly, not included in accrued program costs in the accompanying balance sheet totalled approximately $62,000,000 at December 31, 1995.

At December 31, 1995 UPN was obligated under a five year lease for its office space. The lease is noncancellable for three years and calls for certain penalty payments upon cancellation thereafter. Rental expense for the year ended December 31, 1995 was $427,000. Aggregate future minimum lease payments at December 31, 1995 are $3,523,000, with amounts of $755,000 due in each of the years 1996 through 1999 and $503,000 due in 2000. Additionally, as re-quired by the lease agreement, UPN obtained an irrevocable letter of credit in the amount of $1,220,000 on behalf of the lessor. The obligation under the letter of credit is required to be reduced annually over the lease term.

                              EXHIBIT INDEX


Incorporated by                Exhibit
Reference to:                    No.                Exhibit

Exhibit 3(a) [1]                 3.1            Restated Certificate
                                                of Incorporation

Exhibit 3(b) [1]                 3.2            Restated By-laws

Exhibit 10(c) [1]               10.1            Management Agreement
                                                between registrant
                                                and Chris-Craft
                                                dated July 21, 1989

Exhibit 19 [4]                  10.2            Amendment No. 1
                                                thereto dated
                                                October 31, 1991

Exhibit 10(H)(2) [5]            10.3            Amendment No. 2
                                                thereto dated March
                                                24, 1994

Exhibit 10(E) [2]               10.4            Form of Agreement
                                                under Chris-Craft's
                                                Executive Deferred
                                                Income Plan

Exhibit 10(B) [5]               10.5            Employment Agreement
                                                dated January 1,
                                                1994 between Chris-
                                                Craft and Herbert J.
                                                Siegel

Exhibit 10(C) [5]               10.6            Split-Dollar
                                                Agreement dated
                                                January 6, 1994
                                                between registrant
                                                and William D.
                                                Siegel

Exhibit 10(D) [5]               10.7            Split-Dollar
                                                Agreement dated
                                                January 6, 1994
                                                between registrant
                                                and John C. Siegel

Exhibit 10(F) [5]               10.8            Employment Agreement
                                                dated January 1,
                                                1994 between Chris-
                                                Craft and Evan C
                                                Thompson

Exhibit 11(H) [3]               10.9            Chris-Craft's
Exhibit 10(B)(1) [6]                            Benefit
Exhibit 10.3 [8]                                Equalization Plan,
                                                as amended

Exhibit 10.10[7]               10.10            Option Agreement
                                                dated July 19, 1994
                                                between BHC Network
                                                Partner, Inc. and
                                                PCI Network Partner,
                                                Inc.

      *                        13               Portions of the
                                                Annual Report
                                                incorporated by
                                                reference

      *                        21               Subsidiaries of
                                                registrant

      *                        27               Financial Data
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

[3]       Chris-Craft's Registration Statement on Form S-1 (Regis. No. 2-
          65906).

[4] Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991.

[5]       Chris-Craft's Annual Report on Form 10-K for the year ended
          December 31, 1993.

[6]       Chris-Craft's Annual Report on Form 10-K for the year ended
          December 31, 1989.

[7]       Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1994.

[8]       Chris-Craft's Annual Report on Form 10-K for the year ended
          December 31, 1994.