Form 10-Q
period 1996-03-31
BHC COMMUNICATIONS INC
filed 1996-05-15
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1996 there were 5,928,205 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        March 31,    December 31,
                                                          1996           1995
                                                      ------------   ------------
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                           $    115,919   $     72,179
  Marketable securities(substantially
    all U.S. Government securities)                      1,347,295      1,427,186
  Accounts receivable, net                                  71,825         89,988
  Film contract and prepaid broadcast rights               102,599         95,541
  Prepaid expenses and other current assets                 43,354         32,545
                                                      ------------   ------------
    Total current assets                                 1,680,992      1,717,439
                                                      ------------   ------------
FILM CONTRACT AND, IN 1995, PREPAID BROADCAST
  RIGHTS, less current portion                              22,020         50,361
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 49,626         48,338
                                                      ------------   ------------
INTANGIBLE ASSETS                                          321,423        323,752
                                                      ------------   ------------
OTHER ASSETS                                                20,168         19,120
                                                      ------------   ------------
                                                      $  2,094,229   $  2,159,010
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        March 31,    December 31,
                                                          1996           1995
                                                      ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    82,345    $     87,634
  Accounts payable and other liabilities                   68,174          72,906
  Income taxes payable                                     31,129          28,429
                                                      -----------    ------------
    Total current liabilities                             181,648         188,969
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      75,900          86,392
                                                      -----------    ------------
OTHER LIABILITIES                                           6,139           6,504
                                                      -----------    ------------
MINORITY INTEREST                                          89,342          95,252
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    6,492,808 shares                                           65              65
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Retained earnings                                     1,774,693       1,779,560
  Treasury stock, at cost                                 (34,836)         (6,493)
  Increase to reflect marketable
    securities at market value                              1,098           8,581
                                                     ------------    ------------
                                                        1,741,200       1,781,893
                                                     ------------    ------------
                                                     $  2,094,229    $  2,159,010
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                                   BHC COMMUNICATIONS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands except per share data)
                                         (UNAUDITED)
                         -------------------------------------------
                                                  Three Months
                                                 Ended March 31,
                                              --------------------
                                                1996       1995
                                              ---------  ---------
OPERATING REVENUES                            $ 101,045  $ 104,475
                                              ---------  ---------
OPERATING EXPENSES:
  Television expenses                            51,817     51,072
  Selling, general and administrative            30,035     29,298
                                              ---------  ---------
                                                 81,852     80,370
                                              ---------  ---------
    Operating income                             19,193     24,105
                                              ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income                      22,482     20,597
  Equity in United Paramount Network loss       (32,754)   (38,403)
                                              ---------  ---------
                                                (10,272)   (17,806)
                                              ---------  ---------
    Income before income taxes
      and minority interest                       8,921      6,299

INCOME TAX PROVISION                              4,300      2,600
                                              ---------  ---------
    Income before minority interest               4,621      3,699

MINORITY INTEREST                                (3,543)    (3,309)
                                              ---------  ---------
    Net income                                $   1,078  $     390
                                              =========  =========
AVERAGE OUTSTANDING COMMON SHARES                24,188     24,683
                                              =========  =========
NET INCOME PER SHARE                          $     .04  $     .02
                                              =========  =========

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                               Three Months
                                                              Ended March 31,
                                                         ------------------------
                                                             1996         1995
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $     1,078  $       390
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (22,683)     (23,520)
     Film contract amortization                               22,249       17,612
     Depreciation and other amortization                       4,710        5,027
     Equity in United Paramount Network loss                  32,754       38,403
     Minority interest                                         3,543        3,309
     Other                                                    (2,105)         206
     Changes in assets and liabilities:
       Accounts receivable                                    18,163       21,243
       Other assets                                           (3,521)       1,852
       Accounts payable and other liabilities                 (3,863)      (4,416)
       Income taxes                                            2,769       (3,803)
                                                         -----------  -----------
       Net cash provided from operating activities            53,094       56,303
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition (purchase) of marketable securities, net         70,112      (61,831)
 Investment in United Paramount Network                      (33,610)     (38,028)
 Capital expenditures                                         (3,668)      (1,026)
 Other                                                            (5)         (11)
                                                         -----------  -----------
       Net cash provided from (used in)
            investing activities                              32,829     (100,896)
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchases of treasury stock                                 (29,291)     (11,143)
 Capital transactions of subsidiary                          (12,892)      (9,362)
                                                         -----------  -----------
       Net cash used in financing activities                 (42,183)     (20,505)
                                                         -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          43,740      (65,098)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                72,179      222,201
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   115,919  $   157,103
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

Page 6
                   BHC COMMUNICATIONS, INC.
                   ------------------------
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------

1.     PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (75% at March 31, 1996) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 58% owned by BHC at March 31, 1996. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At March 31, 1996, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,346,021,000 and a fair value of $1,347,295,000. The difference of $1,274,000 ($1,098,000 net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 78% mature within one year, 95% within two years and all within three years.

     At December 31, 1995, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,413,465,000 and a fair value of $1,427,186,000. The difference of $13,721,000 ($8,581,000 net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a fifth broadcast television network which premiered in January 1995. BHC currently owns 100% of UPN, and Paramount has an option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date.

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $2,983,000 at March 31, 1996 and $2,121,000 at December 31, 1995 and is included in other assets on the accompanying condensed consolidated balance sheets. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

     UPN's condensed consolidated statement of operations for the three months ended March 31, 1996 is as follows (in thousands):

            Operating revenues*           $   10,908
            Operating expenses*               42,602
                                          ----------
               Operating loss                (31,694)
            Other expenses                    (1,060)
                                          ----------
               Loss before interest
                 on BHC advances             (32,754)
            Interest on BHC advances
            (eliminated in consolidation)     (2,523)
                                          ----------
               Net loss                   $  (35,277)
                                          ==========

            * With respect to certain of its programming, UPN
              derives no revenue and incurs no programming expense.

4.     SHAREHOLDERS' INVESTMENT:

     As of March 31, 1996, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 6,055,036 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 306,400 Class A common shares purchased by BHC during 1996. In January 1996, BHC's Board of Directors authorized the purchase of up to an additional 1,300,000 shares of Class A common stock. At March 31, 1996, 1,579,213 shares of Class A common stock remain authorized for purchase.

5.     COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1996 aggregated approximately $187.4 million, including $55.8 million applicable to UTV. BHC also has a commitment to invest over time up to $65 million, including $40 million applicable to UTV, in management buyout limited partnerships.

     BHC is expected to make significant expenditures developing UPN.
See Note 3.

Page 9
                    BHC COMMUNICATIONS, INC.
                    ------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------


Liquidity and Capital Resources
- -------------------------------

BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.5 billion at March 31, 1996, and BHC has no debt outstanding. BHC is currently expending significant funds to develop the United Paramount Network, but cash flow provided from BHC's operating activities has substantially exceeded BHC's UPN funding since the network's January 1995 launch.

BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $.4 million and $5.9 million, respectively, in the 1996 and 1995 first quarters), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such $5.5 million variance between the first quarters of 1996 and 1995, broadcast cash flow declined only 10%, to $26.2 million from $29.2 million in 1995, while station earnings declined 25%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities. Cash and marketable securities totalled $1.5 billion at March 31, 1996, virtually unchanged from December 31, 1995. First quarter operating cash flow of $53.1 million was more than offset by UPN funding of $33.6 million and treasury stock purchases by BHC and UTV totalling $44.6 million.

Special cash dividends of $2.00 per share, totalling $51.9 million, and $1.00 per share, totalling $24.5 million, were paid on BHC's Class A and Class B common stock, in January 1993 and April 1995, respectively. BHC has no plan to pay regular dividends.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through March 31, 1996, 5,220,787 shares were purchased for a total cost of $324.8 million, including $28.3 million in 1996. From 1993 through March 31, 1996, UTV purchased 1,160,676 of its common shares at an aggregate cost of $66.9 million, and at March 31, 1996, 1,023,349 UTV shares remained authorized for purchase.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC currently owns 100% of UPN, and accounts for UPN under the equity method, since Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. BHC expenditures related to UPN totalled $128.6 million in 1995 and $33.6 million in the first quarter of 1996. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1996, commitments for such programming totalled approximately $187.4 million, including $55.8 million applicable to UTV. BHC also has a commitment to invest over time up to $65 million, including $40 million applicable to UTV, in management buyout limited partnerships. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 1996 (including any related to UPN) were not material. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.


Results of Operations
- ---------------------

BHC first quarter net income rose to $1,078,000, or $.04 per share, from last year's $390,000, or $.02 per share. Results for the quarter reflect a smaller start-up loss at BHC's United Paramount Network and an increase in income earned on BHC's substantial cash and marketable securities holdings. These positive factors offset a decline in earnings at BHC's core television station group.

The rather lackluster demand for television advertising on BHC's stations which prevailed during the fourth quarter of 1995 continued into the first quarter of 1996, especially in Los Angeles and San Francisco. Station group revenues accordingly declined 5%, to $98,985,000 from $104,475,000 and, after a 4% increase in operating expenses, first quarter station earnings declined 25%, to $24,568,000 from $32,703,000. Operating income declined only 20%, to $19,193,000 from $24,105,000, as BHC's television production subsidiaries recorded improved results. There are preliminary signs of strengthening demand for television advertising at BHC stations, and the upcoming Summer Olympic Games and political contests should have a further positive effect on advertising demand later in the year.

Interest and other income in the first quarter rose to $22,482,000 from last year's $20,597,000, primarily reflecting marketable securities gains.

UPN's first quarter loss declined to $32,754,000 from $38,403,000, as last year's amount included nonrecurring promotion expenses related to the network's January 1995 launch. UPN, which is accounted for under the equity method, is expected to incur substantial start-up losses for several more years.

Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 58% owned at March 31, 1996 and 56% owned at March 31, 1995.

Page 12
                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                    Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: May 15, 1996

Page 13
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------

                        27           Financial Data Schedule