Form 10-Q
period 1996-06-30
BHC COMMUNICATIONS INC
filed 1996-08-14
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1996 there were 5,911,205 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        June 30,    December 31,
                                                          1996           1995
                                                      ------------   ------------
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                           $    114,400   $     72,179
  Marketable securities (substantially
    all U.S. Government securities)                      1,314,641      1,427,186
  Accounts receivable, net                                  91,263         89,988
  Film contract and prepaid broadcast rights                81,095         95,541
  Prepaid expenses and other current assets                 40,082         32,545
                                                      ------------   ------------
    Total current assets                                 1,641,481      1,717,439
                                                      ------------   ------------
FILM CONTRACT AND, IN 1995, PREPAID BROADCAST
  RIGHTS, less current portion                              15,750         50,361
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 49,191         48,338
                                                      ------------   ------------
INTANGIBLE ASSETS                                          319,093        323,752
                                                      ------------   ------------
OTHER ASSETS                                                39,042         19,120
                                                      ------------   ------------
                                                      $  2,064,557   $  2,159,010
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        June 30,     December 31,
                                                          1996           1995
                                                      ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    76,923    $     87,634
  Accounts payable and other liabilities                   56,338          72,906
  Income taxes payable                                     30,005          28,429
                                                      -----------    ------------
    Total current liabilities                             163,266         188,969
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      63,657          86,392
                                                      -----------    ------------
OTHER LIABILITIES                                           5,971           6,504
                                                      -----------    ------------
MINORITY INTEREST                                          91,664          95,252
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    6,492,808 shares                                           65              65
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Retained earnings                                     1,778,332       1,779,560
  Treasury stock, at cost                                 (38,142)         (6,493)
  Adjustment to reflect marketable
    securities at market value                               (436)          8,581
                                                     ------------    ------------
                                                        1,739,999       1,781,893
                                                     ------------    ------------
                                                     $  2,064,557    $  2,159,010
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                                   BHC COMMUNICATIONS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands except per share data)
                                         (UNAUDITED)
                         -------------------------------------------
                                         Three Months           Six Months
                                        Ended June 30,        Ended June 30,
                                     --------------------  --------------------
                                       1996       1995        1996      1995
                                     ---------  ---------  ---------  ---------
OPERATING REVENUES                   $ 120,920  $ 120,953  $ 221,965  $ 225,428
                                     ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Television expenses                   52,843     52,547    104,660    103,619
  Selling, general and administrative   31,476     29,218     61,511     58,516
                                     ---------  ---------  ---------  ---------
                                        84,319     81,765    166,171    162,135
                                     ---------  ---------  ---------  ---------
    Operating income                    36,601     39,188     55,794     63,293
                                     ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income             20,021     18,739     42,503     39,336
  Equity in United Paramount
   Network loss                        (34,990)   (28,709)   (67,744)   (67,112)
                                     ---------  ---------  ---------  ---------
                                       (14,969)    (9,970)   (25,241)   (27,776)
                                     ---------  ---------  ---------  ---------
    Income before income taxes
      and minority interest             21,632     29,218     30,553     35,517

INCOME TAX PROVISION                    11,000     13,000     15,300     15,600
                                     ---------  ---------  ---------  ---------
    Income before minority interest     10,632     16,218     15,253     19,917

MINORITY INTEREST                       (4,963)    (4,964)    (8,506)    (8,273)
                                     ---------  ---------  ---------  ---------
    Net income                       $   5,669  $  11,254  $   6,747  $  11,644
                                     =========  =========  =========  =========
AVERAGE OUTSTANDING COMMON SHARES       24,025     24,578     24,106     24,631
                                     =========  =========  =========  =========
NET INCOME PER SHARE                 $     .24  $     .46  $     .28  $     .47
                                     =========  =========  =========  =========

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                                Six Months
                                                              Ended June 30,
                                                         ------------------------
                                                             1996         1995
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $     6,747  $    11,644
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (44,857)     (45,323)
     Film contract amortization                               43,773       40,778
     Depreciation and other amortization                       9,591        9,968
     Equity in United Paramount Network loss                  67,744       67,112
     Minority interest                                         8,506        8,273
     Other                                                     1,361        4,479
     Changes in assets and liabilities:
       Accounts receivable                                    (1,275)       3,893
       Other assets                                           (1,745)      (3,818)
       Accounts payable and other liabilities                 (2,137)      (1,402)
       Income taxes                                            2,058       (2,787)
                                                         -----------  -----------
       Net cash provided from operating activities            89,766       92,817
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition (purchase) of marketable securities, net         99,772      (59,609)
 Investment in United Paramount Network                      (76,600)     (83,445)
 Capital expenditures                                         (5,785)      (3,259)
 Other                                                       (12,890)         (16)
                                                         -----------  -----------
       Net cash provided from (used in)
            investing activities                               4,497     (146,329)
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend                                                       -         (24,504)
 Purchases of treasury stock                                 (32,567)     (14,874)
 Capital transactions of subsidiary                          (19,475)     (15,044)
                                                         -----------  -----------
       Net cash used in financing activities                 (52,042)     (54,422)
                                                         -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          42,221     (107,934)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                72,179      222,201
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   114,400  $   114,267
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

Page 6             BHC COMMUNICATIONS, INC.
                   ------------------------
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------

1.     PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (75% at June 30, 1996) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 58% owned by BHC at June 30, 1996. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by BHC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, BHC believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in BHC's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others.

2.     MARKETABLE SECURITIES:

     In accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", BHC classifies its marketable securities as available-for-sale.

     At June 30, 1996, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,316,081,000 and a fair value of $1,314,641,000. The difference of $1,440,000 ($436,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 80% mature within one year, 99% within two years and all within three years.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $10,982,000 at June 30, 1996 and $2,121,000 at December 31, 1995 and is included in other assets in the accompanying condensed consolidated balance sheets. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

     UPN's condensed consolidated statements of operations for the three and six months ended June 30, 1996 are as follows (in thousands):
                              Three Months Ended  Six Months Ended
                                June 30, 1996       June 30, 1996
                                -------------       -------------
  Operating revenues*            $   14,156          $   25,064
  Operating expenses*                49,152              91,754
                                 ----------          ----------
     Operating loss                 (34,996)            (66,690)
  Other income (expense)                  6              (1,054)
                                 ----------          ----------
     Loss before interest
       on BHC advances              (34,990)            (67,744)
  Interest on BHC advances
  (eliminated in consolidation)      (3,248)             (5,771)
                                 ----------          ----------
     Net loss                    $  (38,238)         $  (73,515)
                                 ==========          ==========

  * With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.

4.     SHAREHOLDERS' INVESTMENT:

     As of June 30, 1996, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 6,020,000 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 341,100 Class A common shares purchased by BHC during 1996. In January 1996, BHC's Board of Directors authorized the purchase of up to an additional 1,300,000 shares of Class A common stock. At June 30, 1996, 1,544,513 shares of Class A common stock remain authorized for purchase.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $17,479,000 and $12,887,000 in the first six months of 1996 and 1995, respectively, net of proceeds from the exercise of stock options, as well as UTV's dividend of $.50 per share in both periods, all net of intercompany eliminations.

5.     COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1996 aggregated approximately $236.9 million, including $59.7 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $60.5 million, including $37.3 million applicable to UTV, in management buyout limited partnerships.

     BHC is expected to make significant expenditures developing UPN.
See Note 3.

Page 9
                    BHC COMMUNICATIONS, INC.
                    ------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.43 billion at June 30, 1996, and BHC has no debt outstanding. BHC is currently expending significant funds to develop the United Paramount Network, but cash flow provided from BHC's operating activities has substantially exceeded BHC's UPN funding since the network's January 1995 launch.

BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $1.1 million and $4.5 million, respectively, in the first six months of 1996 and 1995), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such $3.4 million variance between the six month periods of 1996 and 1995, broadcast cash flow declined 10%, to $70.3 million from $78.5 million in 1995, while station earnings declined 15%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities. Cash and marketable securities totalled $1.43 billion at June 30, 1996, compared to $1.5 billion at December 31, 1995, which decrease includes a $15.2 million marketable securities net valuation adjustment. Six month operating cash flow of $89.8 million was more than offset by UPN funding of $76.6 million and treasury stock purchases by BHC and UTV totalling $53.5 million.

Special cash dividends of $2.00 per share, totalling $51.9 million, and $1.00 per share, totalling $24.5 million, were paid on BHC's Class A and Class B common stock, in January 1993 and April 1995, respectively. BHC has no plan to pay regular dividends.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through June 30, 1996, 5,255,487 shares were purchased for a total cost of $328.0 million, including $31.5 million in 1996. From 1993 through June 30, 1996, UTV purchased 1,224,276 of its common shares at an aggregate cost of $72.5 million, and at June 30, 1996, 959,749 UTV shares remained authorized for purchase.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC currently owns 100% of UPN, and accounts for UPN under the equity method, since Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. BHC expenditures related to UPN totalled $128.6 million in 1995 and $76.6 million in the first six months of 1996.
UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1996, commitments for such programming totalled approximately $236.9 million, including $59.7 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $60.5 million, including $37.3 million applicable to UTV, in management buyout limited partnerships. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1996 (including any related to UPN) were not material. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.


Results of Operations
- ---------------------

BHC second quarter net income totalled $5,669,000, or $.24 per share, compared to $11,254,000, or $.46 per share, in last year's second quarter. The decline in net income primarily reflects lower earnings at BHC's core television station group and a larger start-up loss at BHC's United Paramount Network.

While UPN's loss for the first six months of 1996 was about the same as in last year's corresponding period, BHC six month net income declined to $6,747,000, or $.28 per share, from last year's
$11,644,000, or $.47 per share, primarily due to lower station group earnings.

In several of BHC's most important markets, demand for television advertising continued to be lackluster and market share was lower, and, accordingly, BHC station group revenues declined 2% in the second quarter, to $118,463,000 from $120,953,000. Station earnings declined 7%, to $42,450,000 from $45,683,000 and, after corporate office expenses and other operating activities, operating income accordingly declined 7%, to $36,601,000 from $39,188,000. For the first six months of 1996, station group earnings declined 15%, to $67,018,000 from $78,386,000, reflecting a 4% decline in station operating revenues and a 6% increase in station programming expenses, most of which increase occurred in the first quarter. Operating income for the period declined 12%, to $55,794,000 from $63,293,000, as the decline in station earnings was partially offset by improved results at BHC's television production subsidiaries.

UPN's second quarter loss increased to $34,990,000 from last year's $28,709,000, reflecting the expansion of the network's prime time schedule from two to three weekday evenings. UPN's six month loss of $67,744,000 was about even with last year's $67,112,000, as the increase in UPN's second quarter loss was offset by promotion expenses related to the network's January 1995 launch recorded in last year's first quarter.

Interest and other income rose to $20,021,000 from $18,739,000 in the second quarter, and to $42,503,000 from $39,336,000 in the six month period, primarily reflecting marketable securities gains.

Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 58% owned at June 30, 1996 and 56% owned at June 30, 1995.

Page 12
                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------


     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on April 26, 1996.

     The following were elected directors, each receiving the numbers of votes set opposite his or her name:
                                                         Broker
                                For          Withheld   Non-votes
                                ---          --------   ---------

 Laurence M. Kashdin        184,184,782       128,218      -0-
 Joelen K. Merkel           184,256,032        56,968      -0-
 Herbert J. Siegel          184,254,427        58,573      -0-


     The selection of Price Waterhouse LLP as BHC's auditors for the current year was ratified by the following vote:

                                                         Broker
        For           Against          Abstain         Non-votes
        ---           -------          -------         ---------
    184,290,869        10,466           11,685             -0-



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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                    Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: August 14, 1996

Page 14
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------

                        27           Financial Data Schedule