Form 10-Q
period 1996-09-30
BHC COMMUNICATIONS INC
filed 1996-11-12
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1996 there were 5,714,905 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                      September 30,  December 31,
                                                          1996           1995
                                                      ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $    153,118   $     72,179
  Marketable securities (substantially
    all U.S. Government securities)                      1,259,775      1,427,186
  Accounts receivable, net                                  77,750         89,988
  Film contract and prepaid broadcast rights               145,059         95,541
  Prepaid expenses and other current assets                 35,662         32,545
                                                      ------------   ------------
    Total current assets                                 1,671,364      1,717,439
                                                      ------------   ------------
FILM CONTRACT AND, IN 1995, PREPAID BROADCAST
  RIGHTS, less current portion                              41,023         50,361
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 49,088         48,338
                                                      ------------   ------------
INTANGIBLE ASSETS                                          316,761        323,752
                                                      ------------   ------------
OTHER ASSETS                                                58,027         19,120
                                                      ------------   ------------
                                                      $  2,136,263   $  2,159,010
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                      September 30,  December 31,
                                                          1996           1995
                                                      ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $   101,710    $     87,634
  Accounts payable and accrued expenses                    80,558          72,906
  Income taxes payable                                     25,393          28,429
                                                      -----------    ------------
    Total current liabilities                             207,661         188,969
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                     104,154          86,392
                                                      -----------    ------------
OTHER LIABILITIES                                           9,598           6,504
                                                      -----------    ------------
MINORITY INTEREST                                          94,596          95,252
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    6,492,808 shares                                           65              65
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Retained earnings                                     1,775,925       1,779,560
  Treasury stock, at cost                                 (55,650)         (6,493)
  Adjustment to reflect marketable
    securities at market value                               (266)          8,581
                                                     ------------    ------------
                                                        1,720,254       1,781,893
                                                     ------------    ------------
                                                     $  2,136,263    $  2,159,010
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                                BHC COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands except per share data)
                                      (UNAUDITED)
                    -----------------------------------------------
                                         Three Months           Nine Months
                                      Ended September 30,   Ended September 30,
                                     --------------------  --------------------
                                       1996       1995        1996      1995
                                     ---------  ---------  ---------  ---------
OPERATING REVENUES                   $ 107,125  $ 111,551  $ 329,090  $ 336,979
                                     ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Television expenses                   50,921     55,686    155,581    159,305
  Selling, general and administrative   29,509     33,596     91,020     92,112
                                     ---------  ---------  ---------  ---------
                                        80,430     89,282    246,601    251,417
                                     ---------  ---------  ---------  ---------
    Operating income                    26,695     22,269     82,489     85,562
                                     ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income             18,912     20,410     61,415     59,746
  Equity in United Paramount
   Network loss                        (38,909)   (28,722)  (106,653)   (95,834)
                                     ---------  ---------  ---------  ---------
                                       (19,997)    (8,312)   (45,238)   (36,088)
                                     ---------  ---------  ---------  ---------
    Income before income taxes
      and minority interest              6,698     13,957     37,251     49,474

INCOME TAX PROVISION (CREDIT)            3,900     (6,600)    19,200      9,000
                                     ---------  ---------  ---------  ---------
    Income before minority interest      2,798     20,557     18,051     40,474

MINORITY INTEREST                       (4,242)    (2,732)   (12,748)   (11,005)
                                     ---------  ---------  ---------  ---------
    Net income (loss)                $  (1,444) $  17,825  $   5,303  $  29,469
                                     =========  =========  =========  =========
AVERAGE OUTSTANDING COMMON SHARES       23,957     24,530     24,057     24,597
                                     =========  =========  =========  =========
NET INCOME (LOSS) PER SHARE          $    (.06) $     .73  $     .22  $    1.20
                                     =========  =========  =========  =========

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                               Nine Months
                                                           Ended September 30,
                                                         ------------------------
                                                             1996         1995
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $     5,303  $    29,469
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (68,064)     (66,621)
     Film contract amortization                               63,487       65,030
     Prepaid broadcast rights                                  6,090        3,639
     Depreciation and other amortization                      14,575       14,943
     Equity in United Paramount Network loss                 106,653       95,834
     Minority interest                                        12,748       11,005
     Other                                                    (1,688)       3,903
     Changes in assets and liabilities:
       Accounts receivable                                    12,238       14,268
       Other assets                                            2,525       (4,797)
       Accounts payable and other liabilities                 (1,152)       1,396
       Income taxes                                           (2,248)     (24,643)
                                                         -----------  -----------
       Net cash provided from operating activities           150,467      143,426
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions (purchases) of marketable securities, net      154,571      (44,270)
 Investment in United Paramount Network                     (100,854)    (105,856)
 Increase in other investments                               (43,201)      (8,000)
 Capital expenditures                                         (8,334)      (5,992)
 Other                                                           (44)         (18)
                                                         -----------  -----------
       Net cash provided from (used in)
            investing activities                               2,138     (164,136)
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend                                                       -         (24,504)
 Purchases of treasury stock                                 (50,062)     (16,929)
 Capital transactions of subsidiary                          (21,604)     (22,224)
                                                         -----------  -----------
       Net cash used in financing activities                 (71,666)     (63,657)
                                                         -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          80,939      (84,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                72,179      222,201
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   153,118  $   137,834
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

Page 6                   BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           -----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (76% at September 30, 1996) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 58% owned by BHC at September 30, 1996. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 1996, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,261,235,000 and a fair value of $1,259,775,000. The difference of $1,460,000 ($266,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 90% mature within one year and all within two years.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled a negative $3,672,000 at September 30, 1996 and $2,121,000 at December 31, 1995 and is included in other liabilities and other assets, respectively, in the accompanying condensed consolidated balance sheets. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

     UPN's condensed consolidated statements of operations for the three and nine months ended September 30, 1996 are as follows (in thousands):

                             Three Months Ended   Nine Months Ended
                             September 30, 1996  September 30, 1996
                                ------------        ------------
  Operating revenues*            $   13,359          $   38,423
  Operating expenses*                50,466             142,220
                                 ----------          ----------
     Operating loss                 (37,107)           (103,797)
  Other expense                      (1,802)             (2,856)
                                 ----------          ----------
     Loss before interest
       on BHC advances              (38,909)           (106,653)
  Interest on BHC advances
  (eliminated in consolidation)      (3,917)             (9,688)
                                 ----------          ----------
     Net loss                    $  (42,826)         $ (116,341)
                                 ==========          ==========

  * With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     As of September 30, 1996, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 5,833,000 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 527,600 Class A common shares purchased by BHC during 1996. In January 1996, BHC's Board of Directors authorized the purchase of up to an additional 1,300,000 shares of Class A common stock. At September 30, 1996, 1,358,013 shares of Class A common stock remain authorized for purchase.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $19,608,000 and $20,067,000 in the first nine months of 1996 and 1995, respectively, net of proceeds from the exercise of stock options, as well as UTV's dividend of $.50 per share in both periods, all net of intercompany eliminations.

5.   COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1996 aggregated approximately $172.4 million, including $60.2 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships.

     BHC is expected to make significant expenditures developing UPN.  See
Note 3.

Page 9
                          BHC COMMUNICATIONS, INC.
                          ------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    ------------------------------------
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.41 billion at September 30, 1996, and BHC has no debt outstanding. BHC is currently expending significant funds to develop the United Paramount Network, but cash flow provided from BHC's operating activities has substantially exceeded BHC's UPN funding since the network's January 1995 launch.

BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.6 million and $1.6 million, respectively, in the first nine months of 1996 and 1995), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such $3.0 million variance between the nine month periods of 1996 and 1995, broadcast cash flow declined 15%, to $100.0 million from $117.8 million in 1995, while station earnings declined 13%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities. Cash and marketable securities totalled $1.41 billion at September 30, 1996, compared to $1.5 billion at December 31, 1995, which decrease includes a $15.2 million marketable securities net valuation adjustment. Nine month operating cash flow of $150.5 million was more than offset by UPN funding of $100.9 million and treasury stock purchases by BHC and UTV totalling $73.2 million.

Special cash dividends of $2.00 per share, totalling $51.9 million, and $1.00 per share, totalling $24.5 million, were paid on BHC's Class A and Class B common stock, in January 1993 and April 1995, respectively. BHC has no plan to pay regular dividends.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through September 30, 1996, 5,441,987 shares were purchased for a total cost of $345.5 million, including $49.0 million in the first nine months of 1996. From 1993 through September 30, 1996, UTV purchased 1,248,276 of its common shares at an aggregate cost of $74.7 million, and at September 30, 1996, 935,749 UTV shares remained authorized for purchase.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC currently owns 100% of UPN, and accounts for UPN under the equity method, since Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. BHC expenditures related to UPN totalled $128.6 million in 1995 and $100.9 million in the first nine months of 1996. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1996, commitments for such programming totalled approximately $172.4 million, including $60.2 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1996 (including any related to UPN) were not material. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.


Results of Operations
---------------------

BHC recorded a third quarter net loss of $1,444,000, or $.06 per share, compared to income of $17,825,000, or $.73 per share, in last year's third quarter. BHC nine month net income declined to $5,303,000, or $.22 per share, from last year's $29,469,000, or $1.20 per share. The declines primarily reflect a larger start-up loss at BHC's United Paramount Network and the reversal last year of $20,000,000 of state income taxes accrued in prior years.

Demand for television advertising continued to be lackluster and market share was lower in several of BHC's important markets and, accordingly, BHC station group revenues declined 4% in the third quarter, to $104,987,000 from $109,627,000, and station earnings declined 8%, to $30,928,000 from $33,697,000. Reflecting earnings growth at BHC's television production subsidiaries, as well as the inclusion in last year's results of one time costs totalling approximately $3,700,000 associated with establishing a national sales representative subsidiary, operating income increased 20% to $26,695,000 from last year's $22,269,000. For the first nine months of 1996, station group earnings declined 13%, to $97,946,000 from $112,083,000, reflecting a 4% decline in station operating revenues. Operating income for the period declined only 4%, to $82,489,000 from $85,562,000, due to improved results at BHC's production subsidiaries and the $3,700,000 of one time costs reflected in last year's operating income.

Reflecting costs associated with the expansion of UPN's prime time schedule from two to three weekday evenings, the network's third quarter loss increased to $38,909,000 from last year's $28,722,000, and its nine month loss increased to $106,653,000 from last year's $95,834,000.

Interest and other income declined to $18,912,000 from $20,410,000 in the third quarter, due mostly to lower interest rates, but increased to $61,415,000 from $59,746,000 in the nine month period, primarily reflecting marketable securities gains.

Income taxes in the 1995 periods reflect the reversal of $20,000,000 of state income taxes accrued in 1989 and 1990, following the favorable resolution of a routine audit.

Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 58% owned at September 30, 1996 and 57% owned at September 30, 1995.

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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                    Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: November 12, 1996

Page 13
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule