Form 10-K405
period 1996-12-31
BHC COMMUNICATIONS INC
filed 1997-03-31
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     -----------------------

                            FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996

                               OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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

     Class A Common Stock     American Stock Exchange
       $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1997, was approximately $567,100,000.

     As of February 28, 1997, there were 5,561,105 shares of the registrant's Class A Common Stock and 18,000,000 shares of the registrant's Class B Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

             Document                                         Part

Those portions of the registrant's annual                      II
report to stockholders for the fiscal year ended December 31, 1996 (the "Annual
Report") that are specifically identified herein as incorporated by reference into this Form 10-K.

Those portions of the registrant's proxy                        III
statement for the registrant's 1997 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.

                                   PART I
ITEM 1.   BUSINESS.

                             General

     BHC Communications, Inc. ("BHC"), the majority owned (76.1% at February 28, 1997) television broadcasting subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"), was organized in Delaware in 1977 under the name "BHC, Inc." and changed its name to BHC Communications, Inc. in 1989. BHC's principal business is television broadcasting, conducted through its wholly owned sub-sidiaries, Chris-Craft Television, Inc. ("CCTV") and Pinelands, Inc. ("Pine-lands"), and its majority owned (58.8% at February 28, 1997) subsidiary, United Television, Inc. ("UTV").

     At February 28, 1997, BHC, solely through subsidiaries, had 1,065 full-time employees and 134 part-time employees.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group ("Paramount"), formed the United Paramount Network ("UPN"), a fifth broadcast television network which premiered in January 1995. In January 1997, Paramount completed the exercise of its option to acquire an interest in UPN equal to that of BHC, which had the effect of reimbursing BHC for one-half of its aggregate investment in UPN, plus interest, and funding UPN with addi-tional cash for ongoing expenditures.

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

     The following table sets forth certain information with respect to BHC stations and their respective markets:

                                                       Total         DMA
                    Network                            Commercial    Cable
                    Affili-     DMA TV                 Stations      TV
Station and         ation/      House-       DMA       Operating in  Penetra-
Location(a)         Channel     Holds(b)     Rank(b)   Market(c)     tion(d)
------------        -------     ---------    --------  ------------  --------
KCOP
  Los Angeles       UPN 13      4,942,440     2nd       7VHF         62%
                                                       10UHF
WWOR (e)
  Secaucus          UPN 9       6,711,450     1st       6VHF         69%
                                                       14UHF
KPTV
  Portland          UPN 12        952,690    24th       4VHF         63%
                                                        2UHF
KMSP
  Minneapolis/
  St. Paul          UPN 9       1,428,100    14th       4VHF         51%
                                                        3UHF
KTVX
  Salt Lake City    ABC 4          670,650   36th       4VHF         56%
                                                        2UHF
KMOL
  San Antonio       NBC 4          641,740   38th       3VHF         65%
                                                        3UHF
KBHK
  San Francisco     UPN 44        2,278,480   5th       4VHF         71%
                                                       10UHF
KUTP
  Phoenix           UPN 45        1,212,850  17th       4VHF         57%
                                                        4UHF
_______________

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

(e)  WWOR UPN 9 broadcasts across a tri-state area including the entire New
     York City metropolitan area.

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

     Television stations compete for television advertising revenue primarily with other television stations and cable television channels serving the same DMA. There are 211 DMAs in the United States. DMAs are ranked annually by the estimated number of households owning a television set within the DMA. Advertising rates that a television station can command vary in part with the size, in terms of television households, of the DMA served by the station.

     Within a DMA, the advertising rates charged by competing stations depend primarily on four factors: the stations' program ratings, the time of day the advertising will run, the demographic qualities of a program's viewers (primarily age and sex), and the amount of each station's inventory. Ratings data for television markets are measured by A.C. Nielsen Company ("Nielsen"). This rating service uses two terms to quantify a station's audience: rating points and share points. A rating point represents one percent of all tele-vision households in the entire DMA tuned to a particular station, and a share point represents one percent of all television households within the DMA actually using at least one television set at the time of measurement and tuned to the station in question.

     Because the major networks regularly provide first-run programming during prime time viewing hours (in general, 8:00 P.M. to 11:00 P.M. Eastern/Pacific time), their affiliates generally (but do not always) achieve higher audience shares, but have substantially less advertising time ("inventory") to sell, during those hours than affiliates of the newer networks or independent sta-tions, since the major networks use almost all of their affiliates' prime time inventory for network programming. Although the newer networks generally use the same amount of their affiliates' inventory during network broadcasts, the newer networks provide less programming; accordingly, their affiliates, as well as non-affiliated stations, generally have substantially more inventory for sale than the major-network affiliates. The newer network affiliates' and independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the new-network or independent station typically achieves a share of advertising revenues in its market greater than its audience ratings. On the other hand, total programming costs for such a sta-tion, because it broadcasts more syndicated programming than a major-network affiliate, are generally higher than those of a major-network affiliate in the same market. These differences have been reduced by the growth of the Fox network, which currently provides 15 weekly hours of programming during prime time and additional programming in other periods, and are being reduced further as the other newer networks provide expanded schedules of programming.

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

     Programming

     BHC's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming avail-able to its stations, and desiring to participate in potential profits through national syndication of programming, BHC has joined in the formation of UPN, and, additionally, has begun to invest directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1996 was not significant to BHC's financial position. BHC television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

     Programs obtained from independent sources consist principally of syndi-cated television shows, many of which have been shown previously on a major network, and syndicated feature films, which were either made for network tele-vision or have been exhibited previously in motion picture theaters (most of which films have been shown previously on network or cable television). Syndi-cated programs are sold to individual stations to be broadcast one or more times. Television stations not affiliated with a major network generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndica-tion source may provide a number of different series or programs.

     Licenses for syndicated programs are often offered for cash sale (i.e., without any barter element) to stations; however, some are offered on a barter or cash plus barter basis. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells adver-tising time during the broadcast. The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (i.e., on a cash plus barter basis). Barter programming is offered to stations for no cash consideration, but comes with a greater number of commercials that must be broadcast, and there-fore, with less inventory.

     In recent years, the amount of barter and cash plus barter programming broadcast both industry-wide and by BHC stations has increased substantially. Barter and cash plus barter programming reduce both the amount of cash required for program purchases and the amount of time available for sale. Although the direct impact on broadcasters' operating income generally is believed to be neutral, program distributors that acquire barter air time compete with tele-vision stations and broadcasting networks for sales of air time. BHC believes that the effect of barter on its television stations is not signifi-cantly different from its impact on the industry as a whole.

     BHC television stations are frequently required to make substantial finan-cial commitments to obtain syndicated programming while such programming is still being broadcast by another network and before it is available for broad-cast by BHC stations or even before it has been produced. Generally, syndi-cation contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after initial network airing.

     Pursuant to generally accepted accounting principles, commitments for pro-gramming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had prepaid broad-cast rights, unamortized film contract rights for programming available for telecasting, and deposits on film contracts for programming not available for telecasting aggregating $144,034,000 as of December 31, 1996. The stations were committed for film and sports rights contracts aggregating $177,800,000
for programming not available for broadcasting as of that date.   License
periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 9 of Notes to Consolidated Financial Statements.

     KTVX and KMOL are primary affiliates of their respective networks. Net-work programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

     Generally, in the past, major network primary affiliation agreements were automatically renewed for two-year periods (unless advance written notice of termination was given by either the affiliate or the network). More recently, however, most networks have begun to enter into affiliation agreements for terms as long as ten years. UTV has entered into a 10-year affiliation agreement for KTVX. Current FCC rules do not limit the duration of such agreements.

     An affiliation agreement gives the affiliate the right to broadcast all programs transmitted by the network. The affiliate must run in its entirety, together with all network commercials, any network programming the affiliate elects or is required to broadcast, and is allowed to broadcast a limited number of commercials it has sold. For each hour of programming broadcast by the affiliate, the major networks generally have paid their affiliates a fee, specified in the agreement (although subject to change by the network), which varies in amount depending on the time of day during which the program is broadcast and other factors. Prime time programming generally earns the highest fee. A network may, and sometimes does, designate certain programs to be broadcast with no compensation to the station.

     Subject to certain limitations contained in the affiliation agreement, an affiliate may accept or reject a program offered by the network and instead broadcast programming from another source. Rejection of a program gives the network the right to offer that program to another station in the area.


     United Paramount Network

     In January 1995, UPN began broadcasting four hours of original prime time programming per week, which UPN increased to six hours, on three nights, in March 1996. The network also broadcasts two hours of previously exhibited movies on Saturday afternoons and two hours of original children's programming on Sunday mornings. UPN has announced plans to program a one-hour Monday through Friday block of teen programming, beginning in the fall of 1997, and to expand to a fourth night in 1998. UPN intends, over the next several years, to expand its prime time programming to five nights per week, as well as to begin broadcasting in other day parts.

     UPN licenses most of its current programming on the same bases as are customary in the industry. UPN seeks license or ownership rights for all other programming from all available sources on arms-length terms.

     UPN currently has 165 affiliates in markets containing 92% of all U.S. households, including all of BHC's and Paramount's previously independent sta-tions, and UPN continues to seek additional affiliates to expand its household reach. UPN's primary affiliate station agreements have three year terms and provide commercial time for sale by the stations as consideration for broad-casting the network's programming.

     In January 1997, Paramount completed the exercise of its option to acquire an interest in UPN equal to that of BHC, which, until then, owned 100% of the network and bore all UPN costs. UPN funding requirements, to be shared equally by BHC and Paramount, since Paramount exercised its option, are expected to continue to be significant for the next several years. See Management's Dis-cussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements.

     Sources of Revenue

     The principal source of revenues for BHC stations is the sale of adver-tising time to national and local advertisers. Such time sales are repre-sented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to BHC's gross cash advertising revenues vary from time to time. During the year ended December 31, 1996, national advertising contrib-uted 37%, and local advertising contributed 63%, of total gross cash adver-tising revenues. Most advertising contracts are short-term. Like that of the television broadcasting business generally, BHC's television business is sea-sonal. In terms of revenues, generally the fourth quarter is strongest, fol-lowed by the second, third and first.

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


     Government Regulation

     Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to deter-mine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. BHC television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies. The Communications Act was recently and substantially amended by the Tele-communications Act of 1996 (the "Telecom Act"), some provisions of which have been incorporated into the FCC's rules and regulations during the past year, and other provisions of which will be incorporated over the next several months.

     The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States. Television licenses generally have been issued for five-year terms, but the Telecom Act permits the FCC to issue such licenses and their renewals for up to eight years. Upon application, and in the absence of adverse questions as to the licensee's qualifications or operations, television licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

     KMSP UPN 9's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KUTP UPN 45's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KCOP UPN 13's license renewal was granted on April 18, 1994, and is due to expire on December 1, 1998. KBHK UPN 44's license renewal was granted on October 2, 1995, and is due to expire on December 1, 1998. KPTV UPN 12's license renewal was granted on August 9, 1995, and is due to expire on February 1, 1999. KMOL's license renewal was granted on August 18, 1995, and is due to expire on August 1, 1998. WWOR UPN 9's license renewal was granted July 16, 1996 and is due to expire June 1, 1999.

     Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station generally will not be granted to any party (or parties under common control), if such party directly or indirectly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for radio station-television station ownership combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast stations, and in certain other circumstances. The Telecom Act directs the FCC to extend this waiver policy to the top 50 markets, con-sistent with the public interest, and to conduct a rule-making proceeding to determine whether to retain or modify the current restriction on same-market multiple television station ownership.

     FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled or had an attributable interest in television stations capable of reaching, in the aggregate, a maximum of 35% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television house-holds considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach
limits.   Applying the 50% reach attribution rule to UHF stations KBHK UPN
44 and KUTP UPN 45, the eight BHC stations are deemed to reach approximately 18% of the nation's television households. The FCC is considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

     The FCC's multiple ownership rules require the attribution of the licenses held by a broadcasting company to its officers, directors and certain of its stockholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a stockholder and a television broadcasting company together hold interests in stations exceeding the maximum audience reach or more than one station that serves the same area. In the case of a corporation controlling or operating television stations, such as BHC, there is attribution only to stockholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

     The FCC has begun a proceeding to consider modification of the various TV ownership restrictions described above, as well as changes in the rules for attributing the licenses held by an enterprise to various parties. BHC cannot predict the outcome of the FCC proceedings.

     FCC regulations currently prevent a national sales representative organi-zation, such as UTS, which is commonly owned with a national network such as UPN, from representing affiliates of that network other than affiliates that are also under common ownership with the network. FCC regulations also place restrictions on provisions of agreements between networks and their affiliates relating to network exclusivity, territorial exclusivity, time optioning, and pre-emption rights. The FCC is conducting rule-making proceedings to consider whether to retain, modify, or eliminate these regulations. BHC is unable to predict the outcome of these proceedings.

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

     The Telecom Act directs the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-chip) designed to enable viewers to block display of programs carrying a common rating and authorizes the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent, or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. Industry leaders announced establishment of a voluntary rating system in January 1997. The Telecom Act also directs the FCC to adopt regu-lations requiring increased closed-captioning of video programming and to conduct an inquiry into the use of audio-narrated descriptions of video programming that could increase the accessibility of such programming to persons with visual impairments.

     FCC regulations prohibit the holder of an attributable interest in a tele-vision station from having an attributable interest in a cable television system located within the predicted coverage area of that station. FCC regu-lations also prohibit the holder of an attributable interest in a television station from having an attributable interest in a daily newspaper located within the predicted coverage area of that station. The FCC intends to conduct a rule-making proceeding to consider possible modification of this latter regulation.

     FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broad-caster to elect, at three-year intervals beginning June 17, 1993, either to (i) require carriage of its signal by cable systems in the station's market ("must-carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). In a 2-1 decision issued on December 13, 1995, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must-carry provisions. The District Court's decision has been appealed to the U.S. Supreme Court, which has heard the appeal and is expected to issue a decision prior to June 30, 1997. In the meantime, the FCC's must-carry regulations implementing the 1992 Cable Act remain in effect. BHC cannot predict the outcome of the Supreme Court review of the case.

     On August 8, 1996, under the Children's Television Act of 1990 (the "CTA"), the FCC amended its rules to establish a "processing guideline" for broadcast television stations, of at least three hours per week, averaged over a six-month period, of "programming that furthers the educational and inform-ational needs of children 16 and under in any respect, including the child's intellectual/cognitive or social/emotional needs." Children's "Core Programming" has been defined as educational and informational programming that, among other things (i) has serving the educational and informational needs of children "as a significant purpose," (ii) has a specified educa-tional and informational objective and a specified target child audience,
(iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length, and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfied the processing guideline by broadcasting at least three weekly hours of Core Programming will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alterna-tively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demon-strating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. Non-Core Programming that can qualify under this alterna-tive includes specials, public service announcements, short-form programs and regularly scheduled non-weekly programs, with "a significant purpose of educating and informing children." A licensee that does not meet the pro-cessing guidelines under either of these alternatives will be referred by the FCC's staff to the Commissioners of the FCC, who will evaluate the licensee's compliance with the CTA on the basis of both its programming and its other efforts related to children's educational and informational pro-gramming, e.g., its sponsorship of Core Programming on other stations in the market, or nonbroadcast activities "which enhance the value" of such pro-gramming. A television station ultimately found not to have complied with the CTA could face sanctions including monetary fines and the possible non-renewal of its broadcast license.

     The FCC is conducting a rulemaking proceeding to devise a table of channel allotments in connection with the introduction of digital television service ("DTV"). The FCC has preliminarily decided to assign a second broadcast channel to each full-power commercial television station for DTV operation. According to this preliminary decision, stations would be permitted to phase in their DTV operations over a period of several years following adoption of a final table of allotments, after which they would be required to surrender their non-DTV channels. Meanwhile, Congress is considering proposals that would require incumbent broadcasters to bid at auctions for the additional spectrum required to effect a transition to DTV, or, alternatively, would assign additional DTV spectrum to incumbent broadcasters and require the early surrender of this non-DTV channel for sale by public auction. BHC cannot predict if, or when, any of these proposals will be adopted or the effect, if any, adoption of such proposals would have on BHC.

     The FCC currently is reviewing certain of its rules governing the rela-tionship between broadcast television networks, including UPN, and their affiliated stations. In a rulemaking proceeding, the FCC is examining its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rulemaking proceeding to consider the relaxing or elimination of its rules prohibiting broadcast networks from (i) restricting their affiliates' rights to reject network programming, (ii) reserving an option to use specified amounts of their affiliates' broadcast time, and (iii) forbidding their affiliates from broadcasting the programming of another network; and to consider the relaxation of its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network.

     The Communications Act limits the amount of capital stock that aliens (including their representatives, foreign governments, their representatives, and entities organized under the laws of a foreign country) may own in a tele-vision station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned, directly or indirectly, or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. BHC believes the ownership by aliens of its stock and that of BHC and UTV to be below the applicable limit.

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

     The foregoing does not purport to be a complete summary of all the pro-visions of the Communications Act or regulations and policies of the FCC there-under. Reference is made to the Communications Act, such regulations and the public notices promulgated by the FCC for further information.

     Other Federal agencies, including principally the Federal Trade Commis-sion, also impose a variety of requirements that affect the business and operations of broadcast stations. Proposals for additional or revised requirements are considered by the FCC, other Federal agencies or Congress from time to time. BHC cannot predict what new or revised Federal requirements may result from such consideration or what impact, if any, such requirements might have upon the operation of BHC television stations.

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

     Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations. In general, major network pro-grams achieve higher ratings than other programs.

     There are at least five other commercial television stations in each market served by a BHC station. BHC believes that the three VHF major-network affiliates and the two other VHF stations in New York City generally attract a larger viewing audience than does WWOR UPN 9, and that WWOR UPN 9 generally attracts a viewing audience larger than the audiences attracted by the UHF stations in the New York City market. In Los Angeles, the three VHF major-network affiliates and three other VHF stations generally attract a larger viewing audience than does KCOP UPN 13, and KCOP UPN 13 generally attracts a viewing audience larger than the ten UHF stations in Los Angeles. In Portland, the three VHF major-network affiliated stations generally attract a larger audience than does KPTV UPN 12, which generally attracts a larger audience than the other independent stations, both of which are UHF stations. BHC believes that, in Minneapolis/St. Paul, KMSP
UPN 9 generally attracts a smaller viewing audience than the three major network-affiliated VHF stations, but a larger viewing audience than the other three stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks first of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks first of the six stations in terms of audience share. Of the 14 commercial television stations in San Francisco, KBHK UPN 44 generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP UPN 45 generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

     BHC stations may face increased competition in the future from additional television stations that may enter their respective markets. See note (c) to the table under Television Broadcasting.

     Cable television has become a major competitor of television broadcasting stations. Because cable television systems operate in each market served by a BHC station, the stations are affected by rules governing cable operations.
If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel or service tier position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position. Some cable system operators may be inclined to place broadcast stations in unfavorable channel locations. Similar competi-tive effects may be expected from video delivery systems offered by local telephone companies, as permitted by the provisions of the Telecom Act.

     While Federal law has until recently generally prohibited local telephone companies from providing video programming to subscribers in their service areas, this prohibition has been substantially eliminated by the Telecom Act. The FCC has also recently adopted rules for "Open Video Systems" -- a new structure of video delivery system authorized by the Telecom Act for provision by local telephone companies and, if permitted by the FCC, others. BHC is unable to predict the outcome or effect of these developments.

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

     Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. Five direct broadcast satellite ("DBS") systems currently provide service, and others are expected to begin service during the next two years. The number of subscribers to DBS services increased substantially during the past two years, from approximately 600,000 at the end of 1994, to approximately 4.3 million at the end of 1996. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission. An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). At the end of 1994, wireless cable systems served about 800,000 subscribers. Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator.

     Technological developments in television transmission have created the possibility that one or more of the broadcast and nonbroadcast television media will provide enhanced or "high definition" pictures and sound to the public of a quality that is technically superior to that of the pictures and sound currently available. It is not yet clear when and to what extent technology of this kind will be available to the various television media; whether and how television broadcast stations will be able to avail themselves of these improvements; whether all television broadcast stations will be afforded sufficient spectrum to do so; what channels will be assigned to each of them to permit them to do so; whether viewing audiences will make choices among services upon the basis of such differences; or, if they would, whether significant additional expense would be required for television stations to provide such services. Many segments of the television industry are intensively studying digital television technology. A proceeding is under way at the FCC regarding digital television service policies, including "high definition" television service. The Telecom Act, as well as proposed federal legislation, addresses several of these issues. BHC is unable to predict the outcome of these developments.

     The broadcasting industry is continuously faced with technological changes, competing entertainment and communications media and governmental restrictions or actions of Federal regulatory bodies, including the FCC.
These technological changes may include the introduction of digital compres-sion by cable systems that would significantly increase the number and availability of cable program services with which BHC stations compete for audience and revenue, the establishment of interactive video services, and the offering of multimedia services that include data networks and other computer technologies. Such factors have affected, and will continue to affect, the revenue growth and profitability of BHC.

ITEM 2.   PROPERTIES.

     KCOP owns its studios and offices in two buildings in Los Angeles containing a total of approximately 54,000 square feet located on adjacent sites having a total area of approximately 1.93 acres. KCOP's transmitter is located atop Mt. Wilson on property utilized pursuant to a permit issued by the United States Forest Service.

     KPTV owns its studios and offices in a building in Portland, Oregon, containing approximately 45,300 square feet located on a site of approximately
2.0 acres. Its transmitter is located on its own property at a separate site containing approximately 16.18 acres.

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

     The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The San Antonio facility is approxi-mately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of BHC, as of February 28, 1997, are as follows:

                                                                  Has served
                    Positions with BHC; principal occupation;     as officer
Name                  and age as of February 28, 1997                since
----                -----------------------------------------     ----------
Herbert J. Siegel   Chairman of the Board; Chairman of the           1977
                    Board and President, Chris-Craft; 68

William D. Siegel   President; Senior Vice President, Chris-         1981
                    Craft; 42

Joelen K. Merkel    Vice President and Treasurer; Vice               1980
                    President and Treasurer, Chris-Craft; 45

Brian C. Kelly      General Counsel and Secretary; General           1992
                    Counsel and Secretary, Chris-Craft; 45

     Chris-Craft, through its majority ownership of BHC, is principally engaged in television broadcasting. The principal occupation of each of the indi-viduals for the past five years is stated in the foregoing table, except that prior to being elected General Counsel and Secretary of BHC on December 14, 1992, Brian C. Kelly served as President of Finevest Foods, Inc. ("Finevest") from July 1992 through December 13, 1992, served as Executive Vice President, General Counsel and Secretary of Finevest from March 1992 until July 1992 and served as Vice President, General Counsel and Secretary of Finevest prior to February 1992.

     All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

     Evan C Thompson, age 54, is Executive Vice President of Chris-Craft. Although not an officer of BHC, as President of UTV and Chris-Craft's Tele-vision Division for more than the past five years, Mr. Thompson may be considered an executive officer of BHC within the Securities and Exchange Commission definition of the term.

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

     Not applicable.
                                    16

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

          3. Exhibits listed in the Exhibit Index, including the compensatory plans listed below:

               *  Chris-Craft's Benefit Equalization Plan
               * Employment Agreement dated as of January 1, 1994 between Herbert J. Siegel and Chris-Craft
               * Employment Agreement dated as of January 1, 1994 between Evan C Thompson and Chris-Craft

     (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997

                                         BHC COMMUNICATIONS, INC.
                                               (Registrant)


                                         By:   WILLIAM D. SIEGEL
                                               William D. Siegel
                                                   President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature and Title                    Date

          HERBERT J. SIEGEL                  March 28, 1997
          Herbert J. Siegel
          Chairman and
            Director (principal executive
            officer)



          WILLIAM D. SIEGEL                  March 28, 1997
          William D. Siegel
          President and
            Director (principal financial
            officer)



          JOELEN K. MERKEL                   March 28, 1997
          Joelen K. Merkel
          Vice President, Treasurer and
            Director (principal accounting
            officer)

          JOHN L. EASTMAN                    March 28, 1997
          John L. Eastman
          Director



          BARRY S. GREENE                    March 28, 1997
          Barry S. Greene
          Director



          LAURENCE M. KASHDIN                March 28, 1997
          Laurence M. Kashdin
          Director



          MORGAN L. MILLER                   March 28, 1997
          Morgan L. Miller
          Director



          JOHN C. SIEGEL                     March 28, 1997
          John C. Siegel
          Director

             BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Accountants

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Consolidated Statements of Income - For the Years
      Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows - For the Years
      Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements


SCHEDULES:

     UPN Financial Statements --

          Report of Independent Accountants

          Balance Sheets - December 31, 1996 and 1995

          Statements of Operations - For the Years
           Ended December 31, 1996 and 1995

          Statements of Changes in Partners'
           Capital (Deficit) - For the Years
           Ended December 31, 1996 and 1995

          Statements of Cash Flows - For the Years
           Ended December 31, 1996 and 1995

          Notes to Financial Statements

United Paramount Network
(a partnership between BHC Network
Partner, Inc., BHC Network Partner II, Inc.
and BHC Network Partner III, Inc.)
Report and Financial Statements
December 31, 1996 and 1995

		      Report of Independent Accountants


January 31, 1997

To the Partners
of United Paramount Network


In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of United Paramount Network (a partnership between BHC Network Partner, Inc., BHC Network Partner II, Inc. and BHC Network Partner III, Inc.) at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Paramount Net-work's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

United Paramount Network
Balance Sheets
(in thousands)

							      December 31,
							  1996            1995
				   Assets
Current assets:
   Cash and cash equivalents                           $   557       $      74
   Accounts receivable (net of allowance for
     doubtful accounts of $430 and $178,
     respectively)                                      25,057           9,040
   Program rights and development costs (net
     of reserve for abandonment of $5,613
     and $4,631, respectively)                          17,815          12,893
   Other current assets                                    402             609
						       -------        --------
   Total current assets                                 43,831          22,616
						       -------        --------
Restricted cash                                          1,157             974
Property and equipment, at cost:                       -------        --------
   Furniture, fixtures and computer equipment            1,065           1,065
   Leasehold improvements and other                        358             358
						       -------        --------
							 1,423           1,423
Less accumulated depreciation                              508             198
						       -------        --------
							   915           1,225
						       -------        --------
Intangible asset (net of accumulated
   amortization of $108 and $54, respectively)             163             217
Investment in joint venture (net of reserve of
   $2,158 and $0, respectively)                          2,827           2,750
						       -------        --------
						       $48,893       $  27,782
						       =======       =========

		 Liabilities and Partners' Capital (Deficit)

Current liabilities:
   Accounts payable                                    $ 4,027       $   3,224
   Accrued program costs                                18,168          10,587
   Accrued expenses and other liabilities               25,304          11,844
						       -------        --------
     Total current liabilities                          47,499          25,655
						       -------        --------
Due to related party                                      --           109,941
						       -------        --------_
     Total liabilities                                  47,499         135,596

Commitments and contingencies (Note 6)

Partners' capital (deficit):
   Network Partner                                      (4,172)         (8,942)
   Network Partner II                                   (3,703)        (98,872)
   Network Partner III                                   9,269            --
						       -------        --------
     Total partners' capital (deficit)                   1,394        (107,814)
						       -------        --------
						      $ 48,893       $  27,782
						      ========       =========
<?TABLE>
The accompanying notes are an integral part of these financial statements.

United Paramount Network
Statement of Operations

(in thousands)

						  For the Year Ended
						     December 31,
						  1996           1995
Net revenues                                 $  56,948      $  30,376

Operating costs and expenses:
   Operating expenses                          132,593         99,940
   Selling, general and administrative
     expenses                                   67,359         58,924
   Depreciation and amortization                   364            252
					     ---------      ---------
					       200,316        159,116
					     ---------      ---------
Operating loss                                (143,368)      (128,740)
					     ---------      ---------
Other income (expense):
   Interest expense to related parties         (14,147)        (4,535)
					     ---------      ---------
   Interest and other income                       193             62

   Net loss on investment in joint venture      (3,138)          (625)
					     ---------      ---------
					       (17,092)        (5,098)
					     ---------      ---------
Net loss                                     $(160,460)     $(133,838)
					     ==========     ==========

The accompanying notes are an integral part of these financial statements.

United Paramount Network
Statements of Changes in Partners' Capital (Deficit)
(in thousands)


						     Network       Network
				       Network       Partner       Partner
				       Partner          II           III        Total

Balance at December 31, 1994           $ 1,500     $   1,338     $   --     $   2,838

Capital contributions                     --          23,186         --        23,186

Capital transfers between partners      (3,977)        3,977         --          --

Allocation of 1995 net loss             (6,465)     (127,373)        --      (133,838)
				       --------    ---------     --------   ---------
Balance at December 31, 1995            (8,942)      (98,872)        --      (107,814)

   Capital contributions                  --             --        20,000      20,000

   Conversion of debt to equity          8,398       164,101       63,016     235,515

   Conversion of accrued interest
     to equity                              12         9,500        4,641      14,153

   Allocation of 1996 net loss          (3,640)      (78,432)     (78,388)   (160,460)
				       --------    ---------     --------   ---------
Balance at December 31, 1996           $(4,172)    $  (3,703)    $  9,269   $   1,394
				       ========    ==========    ========   =========

The accompanying notes are an integral part of these financial statements.

United Paramount Network
Statements of Cash Flows

(in thousands)

						   For the Year Ended
							  December 31,
						       1996          1995
Cash flows from operating activities:
   Net loss                                       $(160,460)    $(133,838)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of program costs                  126,793        91,744
     Payments for programming                      (121,822)      (98,420)
     Depreciation and amortization                      364           252
     Abandonment reserve                                982         4,631
     Changes in assets and liabilities:
       Increase in accounts receivable, net         (16,017)       (9,025)
       Increase in accounts payable, accrued
	 expenses and other current liabilities      25,116        12,546
       Decrease in other assets                         207         3,052
						  ---------     ---------
   Net cash used in operating activities           (144,837)     (129,058)
						  ---------     ---------
Cash flows from investing activities:
   Additions to property and equipment                 --          (1,113)
   Cash placed in restricted account                   (183)         (974)
   Increase in intangible asset                        --            (271)
   Net investment in joint venture                      (77)       (2,750)
						  ---------     ---------
   Net cash used in investing activities               (260)       (5,108)
						  ---------     ---------
Cash flows from financing activities:
   Advances from related party                      125,580       109,935
   Capital contributions                             20,000        23,186
						  ---------     ---------
   Net cash provided by financing activities        145,580       133,121
						  ---------     ---------
   Net increase (decrease) in cash
     and cash equivalents                               483        (1,045)

Cash and cash equivalents:
   Beginning of year                                     74         1,119
						  ---------     ---------
   End of year                                    $     557     $      74
						  =========     =========
Supplemental Cash Flow Information:

   Cash paid for interest                         $    --       $   4,530
						  =========     =========
Supplemental schedule of non-cash
   financing activities:

   Advances from related party
     converted to equity                          $ 235,521     $   --
						  =========     =========
   Accrued interest converted
     to equity                                    $  14,147     $   --
						  =========     =========

The accompanying notes are an integral part of these financial statements.

United Paramount Network
Notes to Financial Statements
For the Years Ended December 31, 1996 and 1995

Note 1 - Organization

In July 1994, BHC Network Partner, Inc. ("Network Partner"), a wholly owned subsidiary of Chris-Craft Industries, Inc.'s majority owned subsidiary, BHC Communications, Inc. ("BHC"), along with PCI Network Partner, Inc. ("PCI/NP"), a wholly owned indirect subsidiary of Viacom Inc.'s Paramount Television Group, formed the United Paramount Network ("UPN" or the "Network"), a broad-cast television network.

UPN was organized as a partnership in December 1994 between Network Partner and BHC Network Partner II, Inc. ("Network Partner II"), a wholly owned indirect subsidiary of BHC. BHC Network Partner III, Inc. ("Network Partner III"), a wholly owned indirect subsidiary of BHC, became a partner in 1996. PCI/NP had an option to acquire an interest in UPN equal to that of Network Partner, Network Partner II, and Network Partner III (collectively referred
to as the "Partners").   The option price included approximately one-half of
the Partners' aggregate cash contributions to UPN through the exercise date, plus interest, and additional cash available for ongoing UPN expenditures (see Note 7).

UPN began providing programming for broadcast in January 1995. At December 31, 1996 and 1995, the Network had 164 affiliates reaching over 92% and 150 affiliates reaching over 90% of U.S. television households, respectively.
The Network's revenues are derived entirely from providing television program-ming and are, therefore, subject to fluctuations in the advertising industry.

Operating costs of the Network have been funded through capital contributions and loans made by the Partners and the sale of advertising. Profits or losses are allocated between the Partners in accordance with the partnership agree-ment. During the years ended December 31, 1996 and 1995, UPN incurred operating losses of $143,368,000 and $128,740,000 and negative cash flows from operations of $144,837,000 and $129,058,000, respectively. UPN is still in its early development and the cost of developing and expanding its program-ming is expected to remain significant for several years. The Partners intend to continue funding UPN as UPN incurs obligations arising through the normal course of its business.


Note 2 - Accounting Policies

Financial Instruments

Restricted cash consists of cash and marketable securities having maturities at time of purchase not exceeding one year, all of which are U.S. government securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities have been classified as held-to-maturity. The fair value of restricted cash approximates its amortized cost, reflecting the short maturities. Restricted cash has been placed in an account as a security deposit, is not available for current operations of the Network and, there-fore, has been classified as non-current in the accompanying balance sheets.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of furniture, fixtures and computer equipment is computed on the straight-line method over the estimated useful lives of the assets which range from three to five years. Amortization of leasehold improvements is computed on a straight-line basis over the life of the lease.

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

Costs incurred for the development of programs are capitalized and included in the accompanying balance sheets, net of reserves established for projects which may be terminated prior to being placed into production.

Revenue Recognition

The Network sells advertising time for broadcast on UPN programs through Premier Advertising Sales ("Premier") a wholly owned subsidiary of Paramount Communications, Inc., which is a subsidiary of Viacom Inc. (Note 1). Revenues are recognized substantially as advertisements are aired, at contractual rates as reported to UPN by Premier. With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.

Use of Estimates in Preparation of Financial Statements

Preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates.

Income Taxes

As a general partnership, the Network's losses are allocated to, and reported by, the individual Partners. Therefore, no income tax benefit is included in the accompanying financial statements.

Reclassifications

Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

NOTE 3 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

(in thousands)
					  December 31,
					  1996    1995
Accrued advertising costs              $16,930  $ 6,215
Accrued compensation                     3,453    2,388
Accrued sales commissions                1,807    1,395
Other accrued expenses                   3,114    1,846
				       -------  -------
				       $25,304  $11,844
				       =======  =======
NOTE 4 - Investment in Joint Venture

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


NOTE 5 - Due to Related Party

During 1996 and 1995, the Partners made loans to UPN totalling $125,580,000 and $109,935,000, respectively. The related party balance as of December 31, 1995 of $109,941,000 includes accrued interest. The loans bore interest at the prime rate (8.25% and 8.50% at December 30, 1996 and December 31, 1995, respectively), payable annually. On December 30, 1996, all loans and accrued interest of $14,153,000 were converted to partnership equity.


NOTE 6 - Commitments and Contingencies

The aggregate amount payable by UPN under contracts for programming not currently available for telecasting and, accordingly, not included in accrued program costs in the accompanying balance sheets totalled approximately $71,000,000 and $62,000,000 at December 31, 1996 and 1995, respectively.

During 1995, UPN entered into a five year lease obligation for its office space. The lease is noncancellable for three years and calls for certain penalty payments upon cancellation thereafter. Rental expense was $562,000 and $427,000 for the years ended December 31, 1996 and 1995, respectively. Aggregate future minimum lease payments at December 31, 1996 are $2,768,000, with amounts of $755,000 due in each of the years 1997 through 1999 and $503,000 due in 2000. Additionally, as required by the lease agreement, UPN obtained an irrevocable letter of credit in the amount of $1,220,000 on behalf of the lessor. The obligation under the letter of credit is required to be reduced annually over the lease term.

NOTE 7 - Subsequent Events

On January 15, 1997, PCI/NP completed its exercise of its option in accordance with the terms of the option agreement (Note 1) and became an equal partner with BHC in UPN. The net result of the exercise was an increase of approxi-mately $77 million of additional capital contributed to UPN by both the Partners and PCI/NP. Certain of the amounts contributed by PCI/NP were distributed to the Partners in accordance with the option agreement.

                              EXHIBIT INDEX

Incorporated by                Exhibit
Reference to:                    No.                Exhibit
---------------                -------              --------

Exhibit 3(a) [1]                 3.1            Restated Certificate
                                                of Incorporation

Exhibit 3(b) [1]                 3.2            Restated By-laws

Exhibit 10(c) [1]               10.1            Management Agreement
                                                between registrant
                                                and Chris-Craft
                                                dated July 21, 1989

Exhibit 19 [4]                  10.2            Amendment No. 1
                                                thereto dated
                                                October 31, 1991

Exhibit 10(H)(2) [5]            10.3            Amendment No. 2
                                                thereto dated March
                                                24, 1994

Exhibit 10(E) [2]               10.4            Form of Agreement
                                                under Chris-Craft's
                                                Executive Deferred
                                                Income Plan

Exhibit 10(B) [5]               10.5            Employment Agreement
                                                dated January 1,
                                                1994 between Chris-
                                                Craft and Herbert J.
                                                Siegel

Exhibit 10(C) [5]               10.6            Split-Dollar
                                                Agreement dated
                                                January 6, 1994
                                                between registrant
                                                and William D.
                                                Siegel

Exhibit 10(D) [5]               10.7            Split-Dollar
                                                Agreement dated
                                                January 6, 1994
                                                between registrant
                                                and John C. Siegel

Exhibit 10(F) [5]               10.8            Employment Agreement
                                                dated January 1,
                                                1994 between Chris-
                                                Craft and Evan C
                                                Thompson

Exhibit 11(H) [3]               10.9            Chris-Craft's
Exhibit 10(B)(1) [6]                            Benefit
Exhibit 10.3 [8]                                Equalization Plan,
                                                as amended

Exhibit 10.10[7]               10.10            Option Agreement
                                                dated July 19, 1994
                                                between BHC Network
                                                Partner, Inc. and
                                                PCI Network Partner,
                                                Inc.

      *                        13               Portions of the
                                                Annual Report
                                                incorporated by
                                                reference

      *                        21               Subsidiaries of
                                                registrant

      *                        27               Financial Data
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