Form 10-Q
period 1997-03-31
BHC COMMUNICATIONS INC
filed 1997-05-15
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1997 there were 5,376,005 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        March 31,    December 31,
                                                          1997           1996
                                                      ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $    245,708   $    146,751
  Marketable securities (substantially
    all U.S. Government securities)                      1,276,127      1,245,241
  Accounts receivable, net                                  74,073         87,459
  Film contract and, in 1996, prepaid
    broadcast rights                                        69,979        115,498
  Prepaid expenses and other current assets                 54,476         52,354
                                                      ------------   ------------
    Total current assets                                 1,720,363      1,647,303
                                                      ------------   ------------
INVESTMENTS                                                 73,873         46,944
                                                      ------------   ------------
FILM CONTRACT RIGHTS, less current portion                  25,867         28,536
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 46,998         48,077
                                                      ------------   ------------
INTANGIBLE ASSETS                                          310,761        313,079
                                                      ------------   ------------
OTHER ASSETS                                                13,714         13,324
                                                      ------------   ------------
                                                      $  2,191,576   $  2,097,263
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        March 31,    December 31,
                                                          1997           1996
                                                      ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    91,985    $     97,222
  Accounts payable and accrued expenses                    71,160          77,477
  Income taxes payable                                     97,917          35,543
                                                      -----------    ------------
    Total current liabilities                             261,062         210,242
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      68,590          80,837
                                                      -----------    ------------
OTHER LIABILITIES                                           4,719           5,424
                                                      -----------    ------------
MINORITY INTEREST                                          96,549          95,227
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    5,839,508 shares                                           58              58
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Retained earnings                                     1,785,572       1,710,323
  Treasury stock, at cost                                 (23,156)         (6,677)
  Adjustment to reflect marketable
    securities at market value                             (1,998)          1,649
                                                     ------------    ------------
                                                        1,760,656       1,705,533
                                                     ------------    ------------
                                                     $  2,191,576    $  2,097,263
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                       BHC COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share data)
                             (UNAUDITED)
           -----------------------------------------------
                                                    Three Months
                                                   Ended March 31,
                                               ----------------------
                                                 1997          1996
                                               ---------    ---------
OPERATING REVENUES                             $ 101,118    $ 101,045
                                               ---------    ---------
OPERATING EXPENSES:
  Television expenses                             50,971       51,817
  Selling, general and administrative             32,655       30,035
                                               ---------    ---------
                                                  83,626       81,852
                                               ---------    ---------
    Operating income                              17,492       19,193
                                               ---------    ---------
OTHER INCOME (EXPENSE):
  Gain on change of ownership in United
    Paramount Network, net                       152,224         -
  Interest and other income                       20,008       22,482
  Equity in United Paramount Network loss        (17,898)     (32,754)
                                               ---------    ---------
                                                 154,334      (10,272)
                                               ---------    ---------
    Income before income taxes
      and minority interest                      171,826        8,921

INCOME TAX PROVISION                              68,700        4,300
                                               ---------    ---------
    Income before minority interest              103,126        4,621

MINORITY INTEREST                                 (3,636)      (3,543)
                                               ---------    ---------
    Net income                                 $  99,490    $   1,078
                                               =========    =========
AVERAGE COMMON SHARES OUTSTANDING                 23,660       24,188
                                               =========    =========
NET INCOME PER SHARE                           $    4.21    $     .04
                                               =========    =========

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                              Three Months
                                                             Ended March 31,
                                                         ------------------------
                                                             1997         1996
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $    99,490  $     1,078
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (23,151)     (22,683)
     Film contract amortization                               24,574       22,249
     Prepaid broadcast rights                                 17,051          123
     Depreciation and other amortization                       4,819        4,710
     Equity in United Paramount Network loss                  17,898       32,754
     Gain on change of ownership in United
       Paramount Network, net                               (152,224)        -
     Minority interest                                         3,636        3,543
     Other                                                       793       (2,228)
     Changes in assets and liabilities:
       Accounts receivable                                    13,386       18,163
       Other assets                                           (2,853)      (3,521)
       Accounts payable and other liabilities                 (2,121)      (3,863)
       Income taxes                                           62,622        2,769
                                                         -----------  -----------
       Net cash provided from operating activities            63,920       53,094
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distribution from United Paramount Network                  116,261         -
 Disposition (purchase) of marketable securities, net        (31,307)      70,112
 Investment in United Paramount Network                       (2,850)     (33,610)
 Increase in other investments                                (3,382)        -
 Capital expenditures                                         (1,422)      (3,668)
 Other                                                           (30)          (5)
                                                         -----------  -----------
       Net cash provided from investing activities            77,270       32,829
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                                 (23,599)        -
 Purchases of treasury stock                                 (16,047)     (29,291)
 Capital transactions of subsidiary                           (2,587)     (12,892)
                                                         -----------  -----------
       Net cash used in financing activities                 (42,233)     (42,183)
                                                         -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     98,957       43,740

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               146,751       72,179
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   245,708  $   115,919
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

Page 6                   BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           -----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (76% at March 31, 1997) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc., 59% owned by BHC at March 31, 1997. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At March 31, 1997, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,280,352,000 and a fair value of $1,276,127,000. The difference of $4,225,000 ($1,998,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S.
Government securities, 87% mature within one year and all within two years.

     At December 31, 1996, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,243,205,000 and a fair value of $1,245,241,000. The difference of

$2,036,000 ($1,649,000 net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116,261,000 to BHC pursuant to the option exercise, and BHC recorded a net pretax gain on the exercise of $152,224,000 in the first quarter of 1997. BHC and Viacom now share equally in UPN funding requirements and in UPN losses.

     UPN has been organized as a partnership, and BHC accounts for its partnership interest under the equity method. The carrying value of such interest totalled $25,308,000 at March 31, 1997 and $1,394,000 at December 31, 1996, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, BHC believes that the substantial portion of its share of such funding requirements in 1997 and 1998 will be offset by the proceeds of the Viacom option exercise.

     UPN's condensed consolidated statements of operations are as follows (in thousands):
                                                Three Months
                                               Ended March 31,
                                        ----------------------------
                                           1997              1996
                                        ----------        ----------
Operating revenues*                     $   15,681        $   10,908
Operating expenses*                         47,516            42,602
                                        ----------        ----------
   Operating loss                          (31,835)          (31,694)
Other income (expenses)                        702            (1,060)
                                        ----------        ----------
   Loss before interest on BHC advances    (31,133)          (32,754)
Interest on BHC advances
(eliminated in consolidation)                 -               (2,523)
                                        ----------        ----------
   Net loss                             $  (31,133)       $  (35,277)
                                        ==========        ==========
  * With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     As of March 31, 1997, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 5,549,000 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 156,600 Class A common shares purchased by BHC during 1997. At March 31, 1997, 1,075,713 shares of Class A common stock remain authorized for purchase. In January 1997, BHC Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $23.6 million, was paid in February 1997.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $2,430,000 and $15,317,000 in the first three months of 1997 and 1996, respectively, net of proceeds to UTV of $1,776,000 and $2,425,000 in the first three months of 1997 and 1996, respectively, from the exercise of stock options, all net of intercompany eliminations.

5.   COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1997 aggregated approximately $182.2 million, including $60.9 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

Page 9
                          BHC COMMUNICATIONS, INC.
                          ------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    ------------------------------------
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.52 billion at March 31, 1997, and BHC has no debt outstanding. BHC expended significant funds in 1996 and 1995 to develop the United Paramount Network, but cash flow provided from BHC's operating activities has substantially exceeded BHC's UPN funding since the network's January 1995 launch. BHC believes that the substantial portion of its share of such funding requirements for 1997 and 1998 will be offset by the proceeds of the Viacom option exercise, described below.

BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (amortization exceeded payments by $1.4 million in the 1997 first quarter, and payments exceeded amortization by $.4 million in the corresponding 1996 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such $1.8 million variance between periods, broadcast cash flow in the first quarter of 1997 declined only 4% from 1996's corresponding amount, while station earnings declined 12%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which totalled $1.52 billion at March 31, 1997, compared to $1.39 billion at December 31, 1996. First quarter operating cash flow increased to $63.9 million from last year's $53.1 million, primarily reflecting a $17.1 million refund of prepaid broadcasting rights. Cash balances were also augmented by the $116.3 million distribution from UPN, as set forth below.

In January 1997, BHC declared a special cash dividend of $1.00 per share, aggregating $23.6 million, which was paid in February 1997. BHC plans to consider annually the payment of a special dividend.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through March 31, 1997, 5,724,287 shares were purchased for a total cost of $374.7 million, including $16.5 million in 1997. From 1993 through March 31, 1997, UTV purchased 1,382,876 of its common shares at an aggregate cost of $86.7 million, of which $2.4 million was expended in the first quarter of 1997, and at March 31, 1997, 801,149 UTV shares remained authorized for purchase.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing, and BHC recorded a net pretax gain of $152.2 million on the transaction. BHC and Viacom now share equally in UPN losses and funding requirements. BHC funding of UPN totalled $145.6 million in 1996 and $128.6 million in 1995. UPN is still in its early development, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. However, BHC believes that the substantial portion of its share of such funding requirements for 1997 and 1998 will be offset by the proceeds of the Viacom option exercise.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1997, commitments for such programming totalled approximately $182.2 million, including $60.9 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 1997 (including any related to UPN) were not material. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

Results of Operations
---------------------

BHC 1997 first quarter net income increased to $99,490,000, or $4.21 per share, from net income of $1,078,000, or $.04 per share, in the first quarter of 1996. The substantial increase in net income primarily reflects a net pretax gain of $152,224,000 on the January 1997 acquisition by Viacom Inc. of a 50% interest in United Paramount Network, which previously had been 100% owned by BHC. The earnings gain also reflects a significant reduction in the amount of UPN start-up losses included in BHC's operating results, reflecting BHC's reduced ownership interest.

Demand for television advertising continued to be lackluster in several key areas, and operating revenues at BHC's core television station group totalled $99,243,000 in the first quarter, just above last year's $98,985,000. Station operating expenses increased moderately, causing a 12% decline in station earnings, to $21,550,000 from $24,568,000. That decline was almost fully offset by an increase in earnings at BHC's television production subsidiaries. Operating income declined 9%, to $17,492,000 from $19,193,000, as corporate office expenses rose $1.1 million, primarily due to the increase to $12 million from $8 million in the annual management fee paid to Chris-Craft.

UPN's first quarter loss was slightly larger than in 1996, due primarily to its expanded schedule, but the amount of UPN losses included in BHC's financial statements, which are recorded under the equity method of accounting, declined to $17,898,000 from $32,754,000, reflecting BHC's reduced ownership interest.

Interest and other income, which consists mostly of amounts earned on BHC's cash and marketable securities holdings, totalled $20,008,000 in the first quarter, compared to $22,482,000 in 1996. The decline primarily reflects smaller 1997 gains on sales of securities.

Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 59% owned by BHC at March 31, 1997 and 58% owned by BHC at March 31, 1996.

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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                    Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: May 15, 1997

Page 13
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule