Form 10-Q
period 1997-06-30
BHC COMMUNICATIONS INC
filed 1997-08-14
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1997 there were 5,202,305 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        June 30,     December 31,
                                                          1997           1996
                                                      ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $    201,760   $    146,751
  Marketable securities (substantially
    all U.S. Government securities)                      1,300,214      1,245,241
  Accounts receivable, net                                  86,121         87,459
  Film contract and, in 1996, prepaid
    broadcast rights                                        46,786        115,498
  Prepaid expenses and other current assets                 53,668         52,354
                                                      ------------   ------------
    Total current assets                                 1,688,549      1,647,303
                                                      ------------   ------------
INVESTMENTS                                                 56,527         46,944
                                                      ------------   ------------
FILM CONTRACT RIGHTS, less current portion                  25,273         28,536
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 47,448         48,077
                                                      ------------   ------------
INTANGIBLE ASSETS                                          308,449        313,079
                                                      ------------   ------------
OTHER ASSETS                                                14,217         13,324
                                                      ------------   ------------
                                                      $  2,140,463   $  2,097,263
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                        PART I -- FINANCIAL INFORMATION
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        June 30,     December 31,
                                                          1997           1996
                                                      ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    84,278    $     97,222
  Accounts payable and accrued expenses                    61,710          77,477
  Income taxes payable                                     73,826          35,543
                                                      -----------    ------------
    Total current liabilities                             219,814         210,242
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      57,317          80,837
                                                      -----------    ------------
OTHER LIABILITIES                                           5,110           5,424
                                                      -----------    ------------
MINORITY INTEREST                                         102,971          95,227
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    5,839,508 shares                                           58              58
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Retained earnings                                     1,803,090       1,710,323
  Treasury stock, at cost                                 (50,478)         (6,677)
  Adjustment to reflect marketable
    securities at market value                              2,401           1,649
                                                     ------------    ------------
                                                        1,755,251       1,705,533
                                                     ------------    ------------
                                                     $  2,140,463    $  2,097,263
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                          BHC COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share data)
                                (UNAUDITED)
              -----------------------------------------------
                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
                                       --------------------  --------------------
                                          1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
OPERATING REVENUES                     $ 118,835  $ 120,920  $ 219,953  $ 221,965
                                       ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Television expenses                     51,853     52,843    102,824    104,660
  Selling, general and administrative     33,401     31,476     66,056     61,511
                                       ---------  ---------  ---------  ---------
                                          85,254     84,319    168,880    166,171
                                       ---------  ---------  ---------  ---------
    Operating income                      33,581     36,601     51,073     55,794
                                       ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Gain on change of ownership in
    United Paramount Network, net           -          -       152,224       -
  Interest and other income               20,632     20,021     40,640     42,503
  Equity in United Paramount
    Network loss                         (16,404)   (34,990)   (34,302)   (67,744)
                                       ---------  ---------  ---------  ---------
                                           4,228    (14,969)   158,562    (25,241)
                                       ---------  ---------  ---------  ---------
    Income before income taxes
      and minority interest               37,809     21,632    209,635     30,553

INCOME TAX PROVISION                      15,200     11,000     83,900     15,300
                                       ---------  ---------  ---------  ---------
    Income before minority interest       22,609     10,632    125,735     15,253

MINORITY INTEREST                         (5,191)    (4,963)    (8,827)    (8,506)
                                       ---------  ---------  ---------  ---------
    Net income                         $  17,418  $   5,669  $ 116,908  $   6,747
                                       =========  =========  =========  =========
AVERAGE COMMON SHARES OUTSTANDING         23,399     24,025     23,529     24,106
                                       =========  =========  =========  =========
NET INCOME PER SHARE                   $     .74  $     .24  $    4.97  $     .28
                                       =========  =========  =========  =========

   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                               Six Months
                                                              Ended June 30,
                                                         ------------------------
                                                             1997         1996
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   116,908  $     6,747
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (47,734)     (44,857)
     Film contract amortization                               46,523       43,773
     Prepaid broadcast rights                                 17,051        4,207
     Depreciation and other amortization                       9,565        9,591
     Equity in United Paramount Network loss                  34,302       67,744
     Gain on change of ownership in United
       Paramount Network, net                               (152,224)        -
     Minority interest                                         8,827        8,506
     Other                                                       975       (2,846)
     Changes in assets and liabilities:
       Accounts receivable                                     1,338       (1,275)
       Other assets                                           (4,670)      (1,745)
       Accounts payable and other liabilities                 (3,391)      (2,137)
       Income taxes                                           38,742        2,058
                                                         -----------  -----------
       Net cash provided from operating activities            66,212       89,766
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distribution from United Paramount Network                  116,261         -
 Disposition (purchase) of marketable securities, net        (47,744)      99,772
 Investment in United Paramount Network                       (2,850)     (76,600)
 Other investments                                            (3,159)     (12,846)
 Capital expenditures, net                                    (4,306)      (5,785)
 Other                                                           (30)         (44)
                                                         -----------  -----------
       Net cash provided from investing activities            58,172        4,497
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                                 (23,599)        -
 Purchases of treasury stock                                 (43,924)     (32,567)
 Capital transactions of subsidiary                           (1,852)     (19,475)
                                                         -----------  -----------
       Net cash used in financing activities                 (69,375)     (52,042)
                                                         -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     55,009       42,221

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               146,751       72,179
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   201,760  $   114,400
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

Page 6                   BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           -----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (77% at June 30, 1997) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc. (UTV), 59% owned by BHC at June 30, 1997. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by BHC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, BHC believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in BHC's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others. Certain prior year amounts have been restated to conform with the 1997 presentation.

2.   MARKETABLE SECURITIES:

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity
Securities", BHC classifies its marketable securities as available-for-sale.

     At June 30, 1997, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,296,574,000 and a fair value of $1,300,214,000. The difference of $3,640,000 ($2,401,000 net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S.
Government securities, 92% mature within one year and all within two years.

     At December 31, 1996, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of$1,243,205,000 and a fair value of $1,245,241,000. The difference of

$2,036,000 ($1,649,000 net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116,261,000 to BHC pursuant to the option exercise, and BHC recorded a net pretax gain on the exercise of $152,224,000, in the first quarter of 1997. BHC and Viacom now share equally in UPN funding requirements and in UPN losses.

     UPN has been organized as a partnership, and BHC accounts for its partnership interest under the equity method. The carrying value of such interest totalled $8,904,000 at June 30, 1997 and $1,394,000 at December 31, 1996, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, BHC believes that the substantial portion of its share of such funding requirements in 1997 and 1998 will be offset by the proceeds of the Viacom option exercise.

     UPN's condensed statements of operations are as follows (in thousands):
                                  Three Months          Six Months
                                 Ended June 30,       Ended June 30,
                              --------------------  --------------------
                                 1997       1996       1997       1996
                              ---------  ---------  ---------  ---------
 Operating revenues*          $  17,228  $  14,156  $  32,909  $  25,064
 Operating expenses*             50,449     49,152     97,965     91,754
                              ---------  ---------  ---------  ---------
    Operating loss              (33,221)   (34,996)   (65,056)   (66,690)
 Other income (expense), net        412          6      1,114     (1,054)
                              ---------  ---------  ---------  ---------
    Loss before interest
      on BHC advances           (32,809)   (34,990)   (63,942)   (67,744)
 Interest on BHC advances
 (eliminated in consolidation)     -        (3,248)      -        (5,771)
                              ---------  ---------  ---------  ---------
    Net loss                  $ (32,809) $ (38,238) $ (63,942) $ (73,515)
                              =========  =========  =========  =========
    * With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     As of June 30, 1997, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 5,295,625 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 410,700 Class A common shares purchased by BHC during 1997. At June 30, 1997, 821,613 shares of Class A common stock remain authorized for purchase. In January 1997, BHC Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $23.6 million, was paid in February 1997.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $2,430,000 and $20,914,000 in the first six months of 1997 and 1996, respectively, and proceeds to UTV of $2,511,000 and $3,435,000 in the first six months of 1997 and 1996, respectively, from the exercise of stock options, as well as UTV's dividend of $.50 per share in both periods, all net of intercompany eliminations.

5.   COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1997 aggregated approximately $202.5 million, including $75.6 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

Page 9
                          BHC COMMUNICATIONS, INC.
                          ------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                --------------------------------------------
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.50 billion at June 30, 1997, and BHC has no debt outstanding. BHC expended significant funds in 1996 and 1995 to develop the United Paramount Network, but cash flow provided from BHC's operating activities in those years substantially exceeded such BHC funding of UPN. BHC believes that the substantial portion of its share of such funding requirements for 1997 and 1998 will be offset by the proceeds of the Viacom option exercise, described below.

BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $1.2 million and $1.1 million in the first six months of 1997 and 1996), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such minor variance between periods, broadcast cash flow for the first six months of 1997 mirrored station earnings, which declined 7%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which increased to $1.50 billion at June 30, 1997, from $1.39 billion at December 31, 1996. Such increase primarily reflects the $116.3 million distribution from UPN, described below. Operating cash flow for the six month period declined to $66.2 million from $89.8 million, as 1997 income tax payments related to the UPN distribution are reflected as a reduction of operating cash flow, while the distribution is reported as a cash flow from investing activities. Operating cash flow for the six months essentially offset the payments for dividends and treasury stock purchases described below.

In January 1997, BHC declared a special cash dividend of $1.00 per share, aggregating $23.6 million, which was paid in February 1997. BHC plans to consider annually the payment of a special dividend.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through June 30, 1997, 5,978,387 shares were purchased for a total cost of $402.0 million, including $43.8 million in 1997. From 1993 through June 30, 1997, UTV purchased 1,382,876 of its common shares at an aggregate cost of $86.7 million, of which $2.4 million was expended in the first six months of 1997, and at June 30, 1997, 801,149 UTV shares remained authorized for purchase.

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

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1997, commitments for such programming totalled approximately $202.5 million, including $75.6 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1997 (including any related to UPN) were not material. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

Results of Operations
---------------------

BHC second quarter net income increased to $17,418,000, or $.74 per share, from last year's $5,669,000, or $.24 per share. The increase in net income is primarily due to a 53% reduction in the amount of United Paramount Network start-up losses included in BHC's operating results, which reflects BHC's reduced ownership interest in UPN. In January, as set forth above, Viacom Inc. acquired a 50% interest in UPN, which previously had been 100% owned by BHC.

For the first six months of 1997, BHC net income rose to $116,908,000, or $4.97 per share, from $6,747,000, or $.28 per share, in last year's corresponding period. The increase in year to date earnings primarily reflects the net pretax gain of $152,224,000 on Viacom's acquisition of its UPN interest, as well as the resulting reduction in the amount of UPN start-up losses recorded by BHC.

Demand for television advertising in several key areas has been lackluster in 1997. Operating revenues at BHC's core television station group declined 2% in the second quarter and declined less than 1% in the first six months of 1997. After a $1.1 million increase in certain retirement plan expense, second quarter station group earnings declined 4%, to $40,694,000 from last year's $42,450,000. Six month station earnings declined 7%, to $62,244,000 from $67,018,000. Earnings at BHC's television production subsidiaries were about flat for the quarter, but rose strongly in the six month period.

Operating income declined 8% to $33,581,000 from $36,601,000, in the second quarter, and declined 9%, to $51,073,000 from $55,794,000, in the six month period. Such declines additionally reflect each period's proration of the increase, to $12 million from $8 million, in the annual management fee paid to Chris-Craft.

UPN's second quarter and six month losses were slightly less than last year's. The amount of UPN losses included in BHC's financial statements, which are recorded under the equity method of accounting, declined significantly, to $16,404,000 from $34,990,000 in the quarter, and to $34,302,000 from $67,744,000 in the six months, reflecting BHC's reduced ownership interest.

Interest and other income consists mostly of amounts earned on BHC's cash and marketable securities holdings. Interest and other income totalled $20,632,000 in this year's second quarter, compared to $20,021,000 in 1996, and totalled $40,640,000 in the six month period, compared to $42,503,000 last year. The decline in the six month amount primarily reflects smaller 1997 gains on sales of securities.

Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 59% owned by BHC at June 30, 1997 and 58% owned by BHC at June 30, 1996.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    ------------------------------------------------------------------

Not applicable.

Page 12
                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on May 5, 1997.

     The following were elected directors, each receiving the number of votes set opposite his name:

                                                               Broker
                                 For               Withheld   Non-votes
                                 ---               --------   ---------
John L. Eastman              184,574,191            62,887       -0-
William D. Siegel            184,571,396            65,682       -0-

     The selection of Price Waterhouse LLP as BHC's auditors for the current year was ratified by the following vote:

                                                              Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
     184,614,232          8,006              18,478             -0-

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  The following exhibits are filed herewith:

        Exhibit No.            Description
        -----------            -----------

           27                  Financial Data Schedule


          (b) No report on Form 8-K was filed during the quarter for which this report is filed.

Page 13
                            SIGNATURE
                            ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                    Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: August 14, 1997

Page 14
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule