Form 10-Q
period 1997-09-30
BHC COMMUNICATIONS INC
filed 1997-11-13
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1997 there were 4,882,205 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                      September 30,  December 31,
                                                          1997           1996
                                                      ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $    190,577   $    146,751
  Marketable securities (substantially
    all U.S. Government securities)                      1,313,234      1,245,241
  Accounts receivable, net                                  77,623         87,459
  Film contract and, in 1996, prepaid
    broadcast rights                                       118,260        115,498
  Prepaid expenses and other current assets                 53,312         52,354
                                                      ------------   ------------
    Total current assets                                 1,753,006      1,647,303
                                                      ------------   ------------
INVESTMENTS                                                 60,041         46,944
                                                      ------------   ------------
FILM CONTRACT RIGHTS, less current portion                  33,288         28,536
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 46,210         48,077
                                                      ------------   ------------
INTANGIBLE ASSETS                                          306,137        313,079
                                                      ------------   ------------
OTHER ASSETS                                                14,453         13,324
                                                      ------------   ------------
                                                      $  2,213,135   $  2,097,263
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                     September 30,   December 31,
                                                          1997           1996
                                                      ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $   105,946    $     97,222
  Accounts payable and accrued expenses                    97,693          77,477
  Income taxes payable                                     60,403          35,543
                                                      -----------    ------------
    Total current liabilities                             264,042         210,242
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      83,546          80,837
                                                      -----------    ------------
OTHER LIABILITIES                                           5,483           5,424
                                                      -----------    ------------
MINORITY INTEREST                                         108,161          95,227
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    5,839,508 shares                                           58              58
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Retained earnings                                     1,811,849       1,710,323
  Treasury stock, at cost                                 (63,598)         (6,677)
  Increase to reflect marketable
    securities at market value                              3,414           1,649
                                                     ------------    ------------
                                                        1,751,903       1,705,533
                                                     ------------    ------------
                                                     $  2,213,135    $  2,097,263
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                          BHC COMMUNICATIONS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)
                                (UNAUDITED)
              -----------------------------------------------
                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                       --------------------  --------------------
                                          1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
OPERATING REVENUES                     $ 105,998  $ 107,125  $ 325,951  $ 329,090
                                       ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Television expenses                     54,070     50,921    156,894    155,581
  Selling, general and administrative     31,111     29,509     97,167     91,020
                                       ---------  ---------  ---------  ---------
                                          85,181     80,430    254,061    246,601
                                       ---------  ---------  ---------  ---------
    Operating income                      20,817     26,695     71,890     82,489
                                       ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Gain on change of ownership in
    United Paramount Network, net           -          -       152,224       -
  Interest and other income               21,066     18,912     61,706     61,415
  Equity in United Paramount
    Network loss                         (19,579)   (38,909)   (53,881)  (106,653)
                                       ---------  ---------  ---------  ---------
                                           1,487    (19,997)   160,049    (45,238)
                                       ---------  ---------  ---------  ---------
    Income before income taxes
      and minority interest               22,304      6,698    231,939     37,251

INCOME TAX PROVISION                       9,400      3,900     93,300     19,200
                                       ---------  ---------  ---------  ---------
    Income before minority interest       12,904      2,798    138,639     18,051

MINORITY INTEREST                         (4,190)    (4,242)   (13,017)   (12,748)
                                       ---------  ---------  ---------  ---------
    Net income (loss)                  $   8,714  $  (1,444) $ 125,622  $   5,303
                                       =========  =========  =========  =========
AVERAGE COMMON SHARES OUTSTANDING         23,262     23,957     23,440     24,057
                                       =========  =========  =========  =========
NET INCOME (LOSS) PER SHARE            $     .37  $    (.06) $    5.36  $     .22
                                       =========  =========  =========  =========

   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                               Nine Months
                                                            Ended September 30,
                                                         ------------------------
                                                             1997         1996
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   125,622  $     5,303
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (73,734)     (68,064)
     Film contract amortization                               68,660       63,487
     Prepaid broadcast rights                                 21,114        6,090
     Depreciation and other amortization                      14,372       14,575
     Equity in United Paramount Network loss                  53,881      106,653
     Gain on change of ownership in United
       Paramount Network, net                               (152,224)        -
     Minority interest                                        13,017       12,748
     Other                                                     1,333       (1,688)
     Changes in assets and liabilities:
       Accounts receivable                                     9,836       12,238
       Other assets                                           (9,026)       2,525
       Accounts payable and other liabilities                  4,532       (1,152)
       Income taxes                                           25,849       (2,248)
                                                         -----------  -----------
       Net cash provided from operating activities           103,232      150,467
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distribution from United Paramount Network                  116,261         -
 (Purchase) disposition of marketable securities, net        (58,784)     154,571
 Investment in United Paramount Network                      (26,235)    (100,854)
 Other investments                                            (3,618)     (43,201)
 Capital expenditures, net                                    (5,564)      (8,334)
 Other                                                           (36)         (44)
                                                         -----------  -----------
       Net cash provided from investing activities            22,024        2,138
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                                 (23,599)        -
 Purchases of treasury stock                                 (56,735)     (50,062)
 Capital transactions of subsidiary                           (1,096)     (21,604)
                                                         -----------  -----------
       Net cash used in financing activities                 (81,430)     (71,666)
                                                         -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     43,826       80,939

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               146,751       72,179
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   190,577  $   153,118
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

Page 6                   BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           -----------------------------------------------------


1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (78% at September 30, 1997) subsidiary of Chris-Craft Industries, Inc., operates eight television stations, three wholly owned and five owned by United Television, Inc. (UTV), 59% owned by BHC at September 30, 1997. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 1997, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,307,487,000 and a fair value of $1,313,234,000. The difference of $5,747,000 ($3,414,000 net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 98% mature within one year and all within two years.

     At December 31, 1996, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,243,205,000 and a fair value of $1,245,241,000. The difference of $2,036,000 ($1,649,000 net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.


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

     UPN has been organized as a partnership, and BHC accounts for its partnership interest under the equity method. The carrying value of such interest totalled $12,710,000 at September 30, 1997 and $1,394,000 at December 31, 1996, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, BHC believes that the substantial portion of its share of such funding requirements in 1997 and 1998 will be offset by the proceeds of the Viacom option exercise.

     UPN's condensed statements of operations are as follows (in thousands):

                                 Three Months           Nine Months
                              Ended September 30,   Ended September 30,
                              -------------------   -------------------
                                 1997      1996        1997      1996
                              --------- ---------   --------- ---------
Operating revenues*           $  21,987 $  13,359   $  54,896 $  38,423
Operating expenses*              61,358    50,466     159,323   142,220
                              --------- ---------   --------- ---------
 Operating loss                 (39,371)  (37,107)   (104,427) (103,797)
 Other income (expense), net        213    (1,802)      1,327    (2,856)
                              --------- ---------   --------- ---------
    Loss before interest
      on BHC advances           (39,158)  (38,909)   (103,100) (106,653)
 Interest on BHC advances
 (eliminated in consolidation)     -       (3,917)       -       (9,688)
                              --------- ---------   --------- ---------
    Net loss                  $ (39,158)$ (42,826)  $(103,100)$(116,341)
                              ========= =========   ========= =========

    * With respect to certain of its programming, through August 31, 1997 UPN derived no revenue and incurred no programming expense.


4.   SHAREHOLDERS' INVESTMENT:

     As of September 30, 1997, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 5,190,878 shares of Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 515,900 Class A common shares purchased by BHC during 1997. At September 30, 1997, 997,500 shares of Class A common stock remain authorized for purchase. In January 1997, BHC Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $23.6 million, was paid in February 1997.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $2,430,000 and $23,171,000 in the first nine months of 1997 and 1996, respectively, and proceeds to UTV of $3,267,000 and $3,563,000 in the first nine months of 1997 and 1996, respectively, from the exercise of stock options, as well as UTV's dividend of $.50 per share in both periods, all net of intercompany eliminations.

5.   COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1997 aggregated approximately $152.6 million, including $67.7 million
applicable to UTV.   BHC also has a remaining commitment to invest
over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     UTV has signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida, for approximately $60 million and possible future consideration. The acquisition is subject to FCC approval and other conditions in the agreement.

Page 10
                          BHC COMMUNICATIONS, INC.
                          ------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                --------------------------------------------
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.50 billion at September 30, 1997, and BHC has no debt outstanding. BHC expended significant funds in 1996 and 1995 to develop the United Paramount Network, but cash flow provided from BHC's operating activities in those years substantially exceeded such BHC funding of UPN. BHC believes that the substantial portion of its share of such funding requirements for 1997 and 1998 will be offset by the proceeds of the Viacom option exercise, described below.

BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $5.1 million and $4.6 million in the first nine months of 1997 and 1996), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow for the first nine months of 1997 declined 8% while station earnings declined 7%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which increased to $1.50 billion at September 30, 1997, from $1.39 billion at December 31, 1996. Such increase primarily reflects the $116.3 million distribution from UPN, described below. Operating cash flow for the nine month period declined to $103.2 million from $150.5 million, as 1997 income tax payments related to the UPN distribution are reflected as a reduction of operating cash flow, while the distribution is reported as a cash flow from investing activities. Operating cash flow for the nine months more than offset the payments for dividends and treasury stock purchases described below.

In January 1997, BHC declared a special cash dividend of $1.00 per share, aggregating $23.6 million, which was paid in February 1997. BHC plans to consider annually the payment of a special dividend.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through September 30, 1997, 6,083,587 shares were purchased for a total cost of $415.2 million, including $57.0 million in 1997. From 1993 through September 30, 1997, UTV purchased 1,382,876 of its common shares at an aggregate cost of $86.7 million, of which $2.4 million was expended in the first nine months of 1997, and at September 30, 1997, 801,149 UTV shares remained authorized for purchase.

BHC intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion. In October 1997, UTV signed a definitive agreement to purchase the assets of WRBW-TV in Orlando, Florida, for approximately $60 million and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing, and BHC recorded a net pretax gain of $152.2 million on the transaction. BHC and Viacom now share equally in UPN losses and funding requirements. BHC funding of UPN totalled $145.6 million in 1996 and $128.6 million in 1995. UPN is still in its early development, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. However, BHC believes that the substantial portion of its share of such funding requirements for 1997, which totalled $26.2 million for the first nine months, and for 1998 will be offset by the proceeds of the Viacom option exercise.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1997, commitments for such programming totalled approximately $152.6 million, including $67.7 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1997 (including any related to UPN) were not material. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.


Results of Operations
---------------------

BHC third quarter net income totalled $8,714,000, or $.37 per share, reversing a net loss of $1,444,000, or $.06 per share, in last year's corresponding period. The improvement is primarily due to a 50% reduction in the amount of United Paramount Network start-up losses included in BHC's operating results, which reflects BHC's reduced ownership interest in UPN. In January, as set forth above, Viacom Inc. acquired a 50% interest in UPN, which previously had been 100% owned by BHC.

For the first nine months of 1997, BHC net income rose to $125,622,000, or $5.36 per share, from $5,303,000, or $.22 per share, in last year's corresponding period. The increase in year to date earnings primarily reflects the net pretax gain of $152,224,000 on Viacom's acquisition of its UPN interest, as well as the resulting reduction in the amount of UPN start-up losses recorded by BHC.

Demand for television advertising in several key areas has been lackluster in 1997. Operating revenues at BHC's core television station group declined 1% in both the third quarter and first nine months of 1997. After a $1.1 million increase in certain retirement plan expense, and a 4% increase in programming expense, third quarter station group earnings declined 8%, to $28,487,000 from last year's $30,928,000. Nine month station earnings declined 7%, to $90,731,000 from $97,946,000, as certain retirement plan expense rose $2.3 million and programming expense rose 2%. Earnings at BHC's television production subsidiaries declined in the quarter, but rose 14% in the nine month period.

Operating income declined 22%, to $20,817,000 from $26,695,000, in the third quarter, and declined 13%, to $71,890,000 from $82,489,000, in the nine month period. Such declines additionally reflect each period's proration of the increase, to $12 million from $8 million, in the annual management fee paid to Chris-Craft.

UPN's third quarter and nine month losses were about the same as last year's. The amount of UPN losses included in BHC's financial statements, which are recorded under the equity method of accounting, declined significantly, to $19,579,000 from $38,909,000 in the quarter, and to $53,881,000 from $106,653,000 in the nine months, reflecting BHC's reduced ownership interest.

Interest and other income consists mostly of amounts earned on BHC's cash and marketable securities holdings. Interest and other income rose to $21,066,000 from $18,912,000 in the third quarter, and to $61,706,000 from $61,415,000 in the nine month period.

Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 59% owned by BHC at September 30, 1997 and 58% owned by BHC at September 30, 1996.



    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    ------------------------------------------------------------------

Not applicable.

Page 14
                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION
                     --------------------------


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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                    Vice President and Treasurer
                                   (Principal Accounting Officer)
Date: November 12, 1997

Page 15
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule