Form 10-K
period 1997-12-31
BHC COMMUNICATIONS INC
filed 1998-03-27
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          -----------------------

                               FORM 10-K
                    FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1998, was approximately $653,700,000.

     As of February 28, 1998, there were 4,738,305 shares of the registrant's Class A Common Stock and 18,000,000 shares of the registrant's Class B Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


             Document                          Part

        Those portions of the                    II
        registrant's annual
        report to stockholders
        for the fiscal year ended
        December 31, 1997 (the
        "Annual Report") that are
        specifically identified
        herein as incorporated by
        reference into this Form
        10-K.

        Those portions of the                   III
        registrant's proxy
        statement for the
        registrant's 1998 Annual
        Meeting (the "Proxy
        Statement") that are
        specifically identified
        herein as incorporated by
        reference into this Form
        10-K.

                                PART I

ITEM 1.  BUSINESS.

                                General

     BHC Communications, Inc. ("BHC"), the majority owned (78.8% at February 28, 1998) television broadcasting subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"), was organized in Delaware in 1977 under the name "BHC, Inc." and changed its name to BHC Communications, Inc. in 1989. BHC's principal business is television broadcasting, conducted through its wholly owned subsidiaries, Chris-Craft Television, Inc. ("CCTV") and Pinelands, Inc. ("Pinelands"), and its majority owned (58.8% at February 28, 1998) subsidiary, United Television, Inc. ("UTV").

     At February 28, 1998, BHC, solely through subsidiaries, had 1,055 full-time employees and 126 part-time employees.

     On January 20, 1998, UTV acquired the assets of a UHF television station in Baltimore, Maryland, at which time the station's call letters were changed to WUTB, and the station became an affiliate of the United Paramount Network ("UPN"), a fifth broadcast television network which is 50%-owned by BHC. In October 1997, UTV agreed to purchase the assets of UHF television station WRBW in Orlando, Florida, for $60,000,000 and possible further consideration. The acquisition is subject to approval by the Federal Communications Commission and other conditions.

                        Television Broadcasting

     BHC operates six very high frequency ("VHF") television stations and three ultra high frequency ("UHF") television stations, together constituting Chris-Craft's Television Division. Commercial television broadcasting in the United States is conducted on 68 channels numbered 2 through 69. Channels 2 through 13 are in the VHF band, and channels 14 through 69 are in the UHF band. In general, UHF stations are at a disadvantage relative to VHF stations, because UHF frequencies are more difficult for households to receive. This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

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

     The following table sets forth certain information with respect to BHC stations and their respective markets:

                                                     Total
                                                     Commercial
                Network        DMA TV                Stations       DMA Cable
Station and     Affiliation/   House-     DMA        Operating in   TV Pene-
Location (a)    Channel        Holds(b)   Rank (b)   Market (c)     tration(d)
------------    ------------   --------   --------   ------------   ----------
KCOP
  Los Angeles   UPN 13         5,009,230     2nd         7VHF          63%
                                                        10UHF
WWOR (e)
  Secaucus      UPN 9          6,755,510     1st         6VHF          71%
                                                        14UHF
KPTV
  Portland      UPN 12           976,190    24th         4VHF          63%
                                                         2UHF
KMSP
  Minneapolis/
  St. Paul      UPN 9          1,448,100    14th         4VHF          52%
                                                         3UHF
KTVX
  Salt Lake
  City          ABC 4            690,310    36th         4VHF          56%
                                                         2UHF
KMOL
  San Antonio   NBC 4            648,550    38th         3VHF          65%
                                                         3UHF
KBHK
  San Francisco UPN 44         2,297,880     5th         4VHF          71%
                                                        10UHF
WUTB
  Baltimore     UPN 24           988,040    23rd         3VHF          65%
                                                         3UHF
KUTP
  Phoenix       UPN 45         1,289,210    17th         4VHF          59%
                                                         4UHF

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

     Because the major networks regularly provide first-run programming during prime time viewing hours (in general, 8:00 P.M. to 11:00 P.M. Eastern/Pacific time), their affiliates generally (but do not always) achieve higher audience shares, but have substantially less advertising time ("inventory") to sell, during those hours than affiliates of the newer networks or independent stations, since the major networks use almost all of their affiliates' prime time inventory for network programming. Although the newer networks generally use the same amount of their affiliates' inventory during network broadcasts, the newer networks provide less programming; accordingly, their affiliates, as well as non-affiliated stations, generally have substantially more inventory for sale than the major-network affiliates. The newer network affiliates' and independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the new-network or independent station typically achieves a share of advertising revenues in its market greater than its audience ratings. On the other hand, total programming costs for such a station, because it broadcasts more syndicated programming than a major-network affiliate, are generally higher than those of a major-network affiliate in the same market. These differences have been reduced by the growth of the Fox network, which currently provides 15 weekly hours of programming during prime time and additional programming in other periods, and are being reduced further as the other newer networks provide expanded schedules of programming.

                                     5
     Programming

     BHC's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC has joined in the formation of UPN, and, additionally, has begun to invest directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1997 was not significant to BHC's financial position. BHC television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

     Programs obtained from independent sources consist principally of syndicated television shows, many of which have been shown previously on a major network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theaters (most of which films have been shown previously on network or cable television). Syndicated programs are sold to individual stations to be broadcast one or more times. Television stations not affiliated with a major network generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

     Licenses for syndicated programs are often offered for cash sale (i.e., without any barter element) to stations; however, some are offered on a barter or cash plus barter basis. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells advertising time during the broadcast. The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (i.e., on a cash plus barter basis). Barter programming is offered to stations for no cash consideration, but comes with a greater number of commercials that must be broadcast and, therefore, with less inventory.

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

     BHC television stations are frequently required to make substantial financial commitments to obtain syndicated programming while such programming is still being broadcast by another network and before it is available for broadcast by BHC stations, or even before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after initial network airing.

     Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had unamortized film contract rights for programming available for telecasting, and deposits on film contracts for programming not available for telecasting aggregating $121,977,000 as of December 31, 1997. The stations were committed for film and sports rights contracts aggregating $178,100,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 7 of Notes to Consolidated Financial Statements.

     KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

     Most networks have begun to enter into affiliation agreements for terms as long as ten years. UTV has entered into a 10-year affiliation agreement for KTVX. The term of KMOL's affiliation agreement automatically renews for two year periods, unless either party notifies the other that the term will not be renewed. Current FCC rules do not limit the duration of affiliation agreements.

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

     Subject to certain limitations contained in the affiliation agreement, an affiliate may accept or reject a program offered by the network and instead broadcast programming from another source. Rejection of a program may give the network the right to offer that program to another station in the area.


     United Paramount Network

     UPN, owned 50% by BHC and 50% by Viacom Inc.'s Paramount Television
Group ("Paramount"), broadcasts six hours of original prime time programming on three nights per week. The network also broadcasts two hours of previously exhibited movies on Saturday afternoons and two hours of children's programming on Sunday mornings. UPN intends to expand its prime time programming to five nights per week as soon as practicable, as well as to begin broadcasting in other day parts over the next several years.

     UPN licenses its programming on the same bases as are customary in the industry. UPN seeks license or ownership rights for programming from all available sources on arms-length terms.

     As of February 13, 1998, UPN's programming was carried by 178 affiliates, in markets covering a total of 90.1% of all U.S. households. Of these station affiliates, 95 are primary affiliates, including all of BHC's and Paramount's previously independent stations, in markets covering 71.5% of U.S. households, and 83 are secondary affiliates in markets covering an additional 18.6% of such households. UPN continues to seek additional affiliates to expand its household reach. The terms of UPN's primary affiliate station agreements range up to ten and a half years and provide commercial time for sale by the stations as consideration for broadcasting the network's programming.

     In January 1997, Paramount completed the exercise of its option to acquire an interest in UPN equal to that of BHC, which, until then, owned 100% of the network and bore all UPN costs. UPN funding requirements, shared equally by BHC and Paramount, are expected to continue to be significant for the next several years. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements.

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

     Advertising is generally placed with BHC stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through a national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. UTV has established a national sales representative organization, United Television Sales, Inc. ("UTS"), to represent, initially, all BHC stations. Practices with respect to sale of advertising time do not differ markedly between BHC's major network and UPN stations, although the major-network affiliated stations have less inventory to sell.


     Government Regulation

     Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. BHC television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies. The Communications Act was recently and substantially amended by the Telecommunications Act of 1996 (the "Telecom Act") and by the Budget Reconciliation Act of 1997, some provisions of which have been incorporated into the FCC's rules and regulations during the past year, and other provisions of which will be incorporated over the next several months.

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

     KMSP UPN 9's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. A renewal application for KMSP was timely filed on December 1, 1997, and remains pending. On March 2, 1998, Lakeland Group Television, Inc., licensee of television station KGLT, Minneapolis, Minnesota, filed a petition to deny the KMSP renewal unless and until UTV permits KGLT's antenna to remain on UTV's television tower on reasonable and equitable terms. UTV intends to vigorously oppose the petition, which it does not believe will have a material adverse effect on UTV's license for KMSP. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KUTP UPN 45's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KCOP UPN 13's license renewal was granted on April 18, 1994, and is due to expire on December 1, 1998. KBHK UPN 44's license renewal was granted on October 2, 1995, and is due to expire on December 1, 1998. KPTV UPN 12's license renewal was granted on August 9, 1995, and is due to expire on February 1, 1999. KMOL's license renewal was granted on August 18, 1995, and is due to expire on August 1, 1998; its renewal application is due to be filed on April 1, 1998. WWOR UPN 9's license renewal was granted on July 16, 1996 and is due to expire on June 1, 1999. WUTB UPN 24's license was assigned to UTV of Baltimore, Inc., a subsidiary of UTV, on January 20, 1998 and is due to expire on October 1, 2001.

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

     FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled or had an attributable interest in television stations capable of reaching, in the aggregate, a maximum of 35% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF
stations for the purpose of calculating the audience reach limits.   Applying
the 50% reach attribution rule to UHF stations KBHK UPN 44, KUTP UPN 45 and WUTB UPN 24, the nine BHC stations are deemed to reach approximately 18% of the nation's television households. The FCC is considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

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

     The Telecom Act directed the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-Chip) designed to enable viewers to block display of programs carrying a common rating and authorized the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent, or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999. BHC cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect BHC's business. The Telecom Act also directed the FCC to adopt regulations requiring increased closed-captioning of video programming, and the FCC recently did so. Subject to various exemptions, television stations will be required to begin broadcasting specified amounts or a specified percentage of new programs with closed captioning in the year 2000 and specified percentages of pre-rule programming commencing in the year 2008.

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

     FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broadcaster to elect, at three-year intervals beginning June 17, 1993, either to (i) require carriage of its signal by cable systems in the station's market ("must-carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). In June 1997, the U.S. Supreme Court upheld the constitutionality of the must-carry provisions.

     On August 8, 1996, under the Children's Television Act of 1990 (the "CTA"), the FCC amended its rules to establish a "processing guideline" for broadcast television stations, of at least three hours per week, averaged over a six-month period, of "programming that furthers the educational and informational needs of children 16 and under in any respect, including the child's intellectual/cognitive or social/emotional needs." Children's "Core Programming" has been defined as educational and informational programming that, among other things (i) has serving the educational and informational needs of children "as a significant purpose," (ii) has a specified educational and informational objective and a specified target child audience, (iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length, and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfied the processing guideline by broadcasting at least three weekly hours of Core Programming will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demonstrating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. Non-Core Programming that can qualify under this alternative includes specials, public service announcements, short-form programs and regularly scheduled non-weekly programs, with "a significant purpose of educating and informing children." A licensee that does not meet the processing guidelines under either of these alternatives will be referred by the FCC's staff to the Commissioners of the FCC, who will evaluate the licensee's compliance with the CTA on the basis of both its programming and its other efforts related to children's educational and informational programming, e.g., its sponsorship of Core Programming on other stations in the market, or nonbroadcast activities "which enhance the value" of such programming. A television station ultimately found not to have complied with the CTA could face sanctions including monetary fines and the possible non-renewal of its broadcast license. BHC believes that each of its stations currently meets the three-hour programming guideline.

     The FCC has taken a number of steps to implement digital television service ("DTV") (including high definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On February 17, 1998, the FCC affirmed an amended table of digital channel allotments and rules for the implementation of DTV, initially adopted in 1997. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The DTV channels assigned to BHC television stations are as follows:
KCOP, channel 66; KBHK, channel 45; KMSP, channel 26; WWOR, channel 38; KPTV, channel 30; KMOL, channel 58; KTVX, channel 40; KUTP, channel 26; and WUTB, channel 41. Implementation of DTV will improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals as long as they continue to provide at least one free, over-the-air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions which have not been subjected to extensive field testing and which, along with specific digital channel assignments, may be subjected to further administrative and judicial review. Conversion to DTV may reduce the geographic reach of the BHC television stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on BHC television stations, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. BHC expects that, during 1998, BHC's television stations will begin converting to DTV. Future capital expenditures by BHC will be compatible with the new technology whenever possible.

     The FCC currently is reviewing certain of its rules governing the relationship between broadcast television networks, including UPN, and their affiliated stations. In a rulemaking proceeding, the FCC is examining its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rulemaking proceeding to consider relaxing or eliminating its rules prohibiting broadcast networks from
(i) restricting their affiliates' rights to reject network programming, (ii) reserving an option to use specified amounts of their affiliates' broadcast time, and (iii) forbidding their affiliates from broadcasting the programming of another network; and to consider the relaxation of its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network.

     The Communications Act limits the amount of capital stock that aliens (including their representatives, foreign governments, their representatives, and entities organized under the laws of a foreign country) may own in a television station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned, directly or indirectly, or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. BHC believes the ownership by aliens of its stock and that of UTV to be below the applicable limit.

     The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. Legislation was introduced in the past that would impose a transfer fee on sales of broadcast properties. Although that legislation was not adopted, similar proposals, or a general spectrum licensing fee, may be advanced and adopted in the future. Recent legislation has imposed annual regulatory fees applicable to BHC stations, currently ranging as high as $35,025 per station.

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

     Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations. In general, major network programs achieve higher ratings than other programs.

     There are at least five other commercial television stations in each market served by a BHC station. BHC believes that the three VHF major-network affiliates and the two other VHF stations in New York City generally attract a larger viewing audience than does WWOR UPN 9, and that WWOR UPN 9 generally attracts a viewing audience larger than the audiences attracted by the UHF stations in the New York City market. In Los Angeles, the three VHF major-network affiliates and three other VHF stations generally attract a larger viewing audience than does KCOP UPN 13, and KCOP UPN 13 generally attracts a viewing audience equal to one UHF station but larger than the other nine UHF stations in Los Angeles. In Portland, the three VHF major-network affiliated stations generally attract a larger audience than does KPTV UPN 12, which generally attracts a larger audience than the other independent stations, both of which are UHF stations. BHC believes that, in Minneapolis/St. Paul, KMSP UPN 9 generally attracts a smaller viewing audience than the three major network-affiliated VHF stations, but a larger viewing audience than the other three stations, all of which are UHF stations. In Salt Lake City, in 1997, KTVX ranked second of the six television stations in terms of audience share. In San Antonio, in 1997, KMOL ranked second of the six stations in terms of audience share. Of the 14 commercial television stations in San Francisco, KBHK UPN 44, generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP UPN 45 generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market. The Baltimore station, prior to its acquisition by UTV in January 1998, operated as a Home Shopping Network affiliate. As such, it did not compete in the Baltimore market for advertising revenue.

     BHC stations may face increased competition in the future from additional television stations that may enter their respective markets. See note (c) to the table under Television Broadcasting.

     Cable television is a major competitor of television broadcasting stations. Because cable television systems operate in each market served by a BHC station, the stations are affected by rules governing cable operations. If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel or service tier position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position. Some cable system operators may be inclined to place broadcast stations in unfavorable channel locations.

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

     Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. Four direct broadcast satellite ("DBS") systems currently provide service. The number of subscribers to DBS services increased substantially during the past three years, from approximately 600,000 at the end of 1994, to approximately
6.7 million as of February 1998. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission. An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). At the end of 1997, wireless cable systems served about 1.1 million subscribers. Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator.

     Technological developments in television transmission have created the probability that one or more of the broadcast and nonbroadcast television media will provide enhanced or "high definition" pictures and sound to the public of a quality that is technically superior to that of the pictures and sound currently available. It is not yet clear when and to what extent technology of this kind will be available to the various television media; whether and how television broadcast stations will be able to avail themselves of these various improvements; whether all television broadcast stations will be afforded sufficient spectrum to do so; whether viewing audiences will make choices among services upon the basis of such differences; or, if they would, whether significant additional expense would be required for television stations to provide such services. Many segments of the television industry are intensively studying digital television technology. BHC is unable to predict the outcome of these developments.

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

     WWOR owns office and studio facilities in Secaucus, New Jersey, containing approximately 110,000 square feet on approximately 3.5 acres and leases additional office space in New York City. Along with almost all of the television stations licensed to the New York market, WWOR's transmitter is located on top of the World Trade Center in New York City pursuant to a lease agreement which expires in 2004, unless terminated by WWOR in May 1999.

     Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, San Antonio and Phoenix and are leased in Baltimore, Salt Lake City and San Francisco. The Baltimore lease expires in March 2000. The Salt Lake City lease expires in August 1999 and is renewable, at an increased rental, for two five-year periods. The San Francisco lease expires in 2007.

     The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The Baltimore facility is approximately 7,800 square feet and is located in an office park in a suburb of Baltimore. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

     UTV owns a 55-acre tract in Shoreview, Minnesota, of which 40 acres are used by KMSP for transmitter facilities and tower.

     KTVX's transmitter facilities and tower are located at a site on Mt. Nelson, close to Salt Lake City, under a lease that expires in 2004. KTVX also maintains back-up transmitter facilities and tower at a site on nearby Mt. Vision under a lease that expires in July 2002 and is renewable, at no increase in rental, for a 50-year period.

     KMOL's transmitter facilities are located at a site near San Antonio on land and on a tower owned by Texas Tall Tower Corporation, a corporation owned in equal shares by UTV and another television station that also transmits from the same tower.

     KBHK's transmitter is located on Mt. Sutro, as part of the Sutro Tower complex, which also houses equipment for other San Francisco television stations and many of its FM radio stations. The lease for the Mt. Sutro facilities expires in 2005 and is renewable for two five-year periods.

     KUTP's transmitter facilities and tower are located on a site within South Mountain Park, a communications park owned by the City of Phoenix, which also contains transmitter facilities and towers for the other television stations in Phoenix as well as facilities for several FM radio stations. The license for this space expires in 2012.

     WUTB's transmitter facilities are located on a site near Baltimore. The building containing the transmitter and the tower on which the antenna is mounted, are shared with another television station. The lease for the tower and building expires in December 1999 and is renewable for two five-year periods.

     BHC believes its properties are adequate for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of BHC, as of February 28, 1998, are as follows:



                                                                    Has served
                     Positions with BHC; principal occupation;      as officer
Name                 and age as of February 28, 1998                since

Herbert J. Siegel    Chairman of the Board; Chairman of the
                     Board and President, Chris-Craft; 69           1977

William D. Siegel    President; Senior Vice President,
                     Chris-Craft; 43                                1981

Joelen K. Merkel     Vice President and Treasurer; Vice
                     President and Treasurer, Chris-Craft;
                     46                                             1980

Brian C. Kelly       General Counsel and Secretary; General
                     Counsel and Secretary, Chris-Craft; 46         1992


     Chris-Craft, through its majority ownership of BHC, is principally engaged in television broadcasting. The principal occupation of each of the individuals for the past five years is stated in the foregoing table.

     All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

     Evan C Thompson, age 55, is Executive Vice President of Chris-Craft. Although not an officer of BHC, as President of UTV and Chris-Craft's Television Division for more than the past five years, Mr. Thompson may be considered an executive officer of BHC within the Securities and Exchange Commission definition of the term.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, Notes thereto, Report of Independent Accountants thereon and Quarterly Financial Information (unaudited) appearing in the Annual Report are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the Annual Report is incorporated by reference into this report, nor is the Annual Report, deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS -- Nominees of the Board of Directors and ELECTION OF DIRECTORS -- Section 16(a) Beneficial Ownership Compliance is incorporated herein by this reference. Information relating to BHC's executive officers is set forth in Part I under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.


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

Dated:  March 27, 1998

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

         Signature and Title                      Date

         HERBERT J. SIEGEL                        March 27, 1998
         Herbert J. Siegel
         Chairman and Director
         (principal executive
         officer)

         WILLIAM D. SIEGEL                        March 27, 1998
         William D. Siegel
         President and
         Director (principal
         financial officer)



         JOELEN K. MERKEL                         March 27, 1998
         Joelen K. Merkel
         Vice President, Treasurer
         and Director (principal
         accounting officer)

         JOHN L. EASTMAN                          March 27, 1998
         John L. Eastman
         Director

         BARRY S. GREENE                          March 27, 1998
         Barry S. Greene
         Director

         LAURENCE M. KASHDIN                      March 27, 1998
         Laurence M. Kashdin
         Director

         MORGAN L. MILLER                         March 27, 1998
         Morgan L. Miller
         Director

         JOHN C. SIEGEL                           March 27, 1998
         John C. Siegel
         Director

               BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

               Report of Independent Accountants

               Consolidated Balance Sheets - December 31, 1997 and 1996

               Consolidated Statements of Income - For the Years
                Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows - For the Years
                Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Shareholders' Investment - For
                the Years Ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements


SCHEDULES:

               UPN Financial Statements --

                    Report of Independent Accountants

                    Balance Sheets - December 31, 1997 and 1996

                    Statements of Operations - For the Years
                     Ended December 31, 1997, 1996 and 1995

                    Statements of Changes in Partners'
                     Capital (Deficit) - For the Years
                     Ended December 31, 1997, 1996 and 1995

                    Statements of Cash Flows - For the Years
                     Ended December 31, 1997, 1996 and 1995

                    Notes to Financial Statements

United Paramount Network
(a partnership between BHC Network
Partner, Inc., BHC Network Partner II, Inc.,
BHC Network Partner III, Inc.,
PCI Network Partner Inc. and
PCI Network Partner II Inc.)
Report and Financial Statements
December 31, 1997, 1996 and 1995

                       Report of Independent Accountants


February 6, 1998


To the Partners
of United Paramount Network


In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of United Paramount Network (a partnership between BHC Network Partner, Inc., BHC Network Partner II, Inc., BHC Network Partner III, Inc., PCI Network Partner Inc., and PCI Network Partner II Inc.) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Paramount Network's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

UNITED PARAMOUNT NETWORK
BALANCE SHEETS

(in thousands)                                       December 31,
                                                ---------------------
                                                    1997      1996
                                                ----------  ---------
                                Assets
Current assets:
   Cash and cash equivalents                    $  23,622   $     557
   Accounts receivable (net of allowance for
     doubtful accounts of $430 and $430,
     respectively)                                 39,287      25,057
   Program rights and development costs (net of
     reserve for abandonment of $7,721 and
     $5,613, respectively)                         16,596      17,815
   Other current assets                               512         402
                                                ---------   ---------
       Total current assets                        80,017      43,831
                                                ---------   ---------
Restricted investments                              8,755       1,157
Property and equipment, at cost:
  Furniture, fixtures, computer equipment and
    other (net of accumulated depreciation of
    $901 and $508, respectively)                      966         915

Intangible assets (net of accumulated
  amortization of $1,484 and $108, respectively)    5,682         163
Other assets                                       14,523       2,827
                                                ---------   ---------
                                                $ 109,943   $  48,893
                                                =========   =========

             Liabilities and Partners  Capital (Deficit)

Current liabilities:
  Accounts payable                              $  16,258   $   4,027
  Accrued program costs                            61,040      18,168
  Accrued expenses and other liabilities           30,421      25,304
                                                ---------   ---------
       Total current liabilities                  107,719      47,499
                                                ---------   ---------
Commitments and contingencies (Note 7)

Partners' capital (deficit):
  BHC Network Partner                              (4,179)     (4,172)
  BHC Network Partner II                           (3,837)     (3,703)
  BHC Network Partner III                           9,128       9,269
  PCI Network Partner                                 890        -
  PCI Network Partner II                              222        -
                                                ---------   ---------
       Total partners  capital                      2,224       1,394
                                                ---------   ---------
                                                $ 109,943   $  48,893
                                                =========   =========

The accompanying notes are an integral part of these financial statements.



UNITED PARAMOUNT NETWORK
STATEMENTS OF OPERATIONS

(in thousands)
                                             For the Year Ended
                                                December 31,
                                      -------------------------------
                                         1997      1996       1995
                                      --------- ----------  ---------
Net revenues                          $  89,997 $   56,948  $  30,376

Operating costs and expenses:
  Operating expenses                    177,874    132,593     99,940
  Selling, general and administrative
   expenses                              82,294     67,359     58,924
  Depreciation and amortization           1,794        364        252
                                      ---------  ---------  ---------
                                        261,962    200,316    159,116
                                      ---------  ---------  ---------
Operating loss                         (171,965)  (143,368)  (128,740)
                                      ---------  ---------  ---------
Other income (expense):
  Interest expense to related parties      -       (14,147)    (4,535)
  Interest and other income               1,736        193         62
  Net income (loss) on investment in
   joint venture                             32     (3,138)      (625)
                                      ---------  ---------  ---------
                                          1,768    (17,092)    (5,098)
                                      ---------  ---------  ---------
Net loss                              $(170,197) $(160,460) $(133,838)
                                      =========  =========  =========

The accompanying notes are an integral part of these financial statements.

UNITED PARAMOUNT NETWORK
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------------------------------------------

(in thousands)
                     BHC        BHC         BHC        PCI       PCI
                   Network    Network     Network    Network   Network
                   Partner  Partner II  Partner III  Partner  Partner II   Total
---------------------------------------------------------------------------------
Balance at
December 31, 1994 $  1,500  $  1,338     $   -       $   -     $  -    $   2,838

 Capital
  contributions       -       23,186         -           -        -       23,186

 Capital transfers
  between partners  (3,977)    3,977         -           -        -         -

 Allocation of 1995
  net loss          (6,465) (127,373)        -           -        -     (133,838)
---------------------------------------------------------------------------------

Balance at
 December 31, 1995  (8,942)  (98,872)        -           -        -     (107,814)

 Capital
  contributions       -         -          20,000        -        -       20,000

 Conversion of
  debt to equity     8,398   164,101       63,016        -        -      235,515

 Conversion of
  accrued interest
  to equity             12     9,500        4,641        -        -       14,153

 Allocation of 1996
  net loss          (3,640)  (78,432)     (78,388)       -        -     (160,460)
---------------------------------------------------------------------------------

Balance at
 December 31, 1996  (4,172)   (3,703)       9,269        -        -        1,394

 Exercise of
  option by PCI/NP    -         -            -        155,014   38,754   193,768

 Allocation of
  option exercise    3,881    73,731       77,612    (124,178) (31,046)     -

 Distribution to
  partners          (2,907)  (55,224)     (58,130)       -        -     (116,261)

 Capital
  contributions      1,205    22,888       24,092      36,268    9,067    93,520

 Allocation of 1997
  net loss          (2,186)  (41,529)     (43,715)    (66,214) (16,553) (170,197)
---------------------------------------------------------------------------------

Balance at
 December 31, 1997 $(4,179) $ (3,837)    $  9,128    $    890  $   222 $   2,224
=================================================================================

The accompanying notes are an integral part of these financial statements.

UNITED PARAMOUNT NETWORK
STATEMENT OF CASH FLOWS


(in thousands)
                                                      For the Year Ended
                                                          December 31,
                                               ---------------------------------
                                                  1997        1996        1995
                                               ---------   ---------   ---------

Cash flows from operating activities:
  Net loss                                     $(170,197)  $(160,460)  $(133,838)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization of program costs                169,771     126,793      91,744
    Payments for programming                    (118,912)   (121,822)    (98,420)
    Depreciation and amortization                  1,794         364         252
    Abandonment reserve                            2,108         982       4,631
    Changes in assets and liabilities:
      Increase in accounts receivable            (14,230)    (16,017)     (9,025)
      Increase in accounts payable, accrued
       expenses and other current liabilities      8,470      25,116      12,546
      (Increase) decrease in other assets        (12,110)        207       3,052
                                               ---------   ---------   ---------
  Net cash used in operating activities         (133,306)   (144,837)   (129,058)
                                               ---------   ---------   ---------
Cash flows from investing activities:
  Additions to property and equipment               (467)       -         (1,113)
  Cash placed in restricted account               (7,598)       (183)       (974)
  Increase in intangible asset                      -           -           (271)
  Net investment in joint venture                    304         (77)     (2,750)
                                               ---------   ---------   ---------
  Net cash used in investing activities           (7,761)       (260)     (5,108)
                                               ---------   ---------   ---------
Cash flows from financing activities:
  Advances from related party                       -        125,580     109,935
  Exercise of option by PCI/NP                   186,873        -           -
  Capital contributions                           93,520      20,000      23,186
  Distributions to partners                     (116,261)       -           -
                                               ---------   ---------   ---------
  Net cash provided by financing activities      164,132     145,580     133,121
                                               ---------   ---------   ---------
  Net increase (decrease) in cash and cash
    equivalents                                   23,065         483      (1,045)

Cash and cash equivalents:
  Beginning of year                                  557          74       1,119
                                               ---------   ---------   ---------
  End of year                                  $  23,622   $     557   $      74
                                               =========   =========   =========
Supplemental Cash Flow Information:
  Cash paid for interest                       $    -      $    -      $   4,530
                                               =========   =========   =========
Supplemental schedule of non-cash
 financing activities:
  Start-up costs incurred by PCI/NP and
   contributed to the partnership              $   6,895   $    -      $    -
                                               =========   =========   =========
  Advances from related party converted
   to equity                                   $    -      $ 235,515   $    -
                                               =========   =========   =========
  Accrued interest converted to equity         $    -      $  14,153   $    -
                                               =========   =========   =========

The accompanying notes are an integral part of these financial statements.

UNITED PARAMOUNT NETWORK
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
---------------------------------------------------------------------

Note 1 - Organization

In July 1994, BHC Network Partner, Inc. ("BHC/NP"), a then wholly owned subsidiary of Chris-Craft Industries, Inc.'s majority owned subsidiary, BHC Communications, Inc. ("BHC"), along with PCI Network Partner, Inc. ("PCI/NP"), a wholly owned indirect subsidiary of Viacom Inc.'s Paramount Television Group ("Viacom"), formed the United Paramount Network ("UPN" or the "Network"), a broadcast television network.

UPN was organized as a partnership in December 1994 between BHC/NP and BHC Network Partner II, Inc. ("BHC/NP II"), a wholly owned indirect subsidiary of BHC. BHC Network Partner III, Inc. ("BHC/NP III"), a wholly owned indirect subsidiary of BHC, became a partner in 1996. On December 30, 1996, all advances from related parties and related accrued interest were converted to partnership equity. PCI/NP had an option to acquire an interest in UPN equal to that of BHC/NP, BHC/NP II, and BHC/NP III (collectively referred to as the "BHC Partners"). The option price included approximately one-half of the BHC Partners' aggregate cash contributions to UPN through the exercise date, plus interest, and additional cash available for ongoing UPN expenditures. On January 15, 1997, PCI/NP completed its exercise of its option in accordance with the terms of the option agreement and, together with PCI Network Partner II, Inc., a wholly owned indirect subsidiary of Viacom, became an equal partner with BHC Partners in UPN. In accordance with the option agreement, BHC Partners received distributions amounting to approximately $116 million.

UPN began providing programming for broadcast in January 1995. At December 31, 1997, 1996 and 1995, the Network had 187 affiliates in markets covering approximately 97%, 164 affiliates in markets covering over 92% and 150 affiliates in markets covering over 90% of U.S. television households, respectively. The Network's revenues are derived primarily from providing television programming and are, therefore, subject to fluctuations in the advertising industry.

Operating costs of the Network have been funded through capital contributions and loans made by BHC Partners and PCI/NP (collectively known as "Partners") and the sale of advertising. Profits or losses are allocated between the Partners in accordance with the partnership agreement. UPN is still in its early development and the cost of developing and expanding its programming is expected to remain significant for several years. The Partners intend to continue funding UPN as UPN incurs obligations arising through the normal course of its business.

Note 2 - Accounting Policies

Financial Instruments

Cash equivalents are securities having maturities at time of purchase not exceeding three months.

Intangible Assets

Intangible assets represent primarily the costs incurred by PCI/NP during the start up phase of the network and contributed to the partnership as a result of the acquisition by PCI/NP of an interest in the partnership (Note 1). Also included in intangible assets are costs associated with logo design and development. The assets are being amortized on a straight line basis over five years.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of furniture, fixtures and computer equipment is computed on the straight-line method over the estimated useful lives of the assets which range from three to five years. Amortization of leasehold improvements is computed on a straight-line basis over the life of the lease.

Program Rights and Development Costs

Network programming rights and related liabilities are recorded at the contractual amounts when the programming becomes available for telecasting. Capitalized program costs are amortized over the estimated number of showings, using accelerated methods based on management s estimate of the flow of revenues. The estimated costs of recorded program rights to be charged to income within one year are included in current assets; payments on such program rights due within one year are included in current liabilities.

Costs incurred for the development of programs are capitalized and included in the accompanying balance sheets, net of reserves established for projects which may be terminated prior to being placed into production.

Revenue Recognition

Revenues are recognized substantially as advertisements are aired, at contractual rates.

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

NOTE 3 - Restricted Investments

Restricted investments consist of cash and marketable securities placed in an account as a security deposit and as collateral for a loan to a third party. The restricted investments are not available for current operations of the Network and, therefore, have been classified as non-current in the accompanying balance sheet. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities have been classified as held-to-maturity and are therefore carried at amortized costs.

NOTE 4 - Other Assets

Included in other assets at December 31, 1997 are deferred network costs of $12,000,000 and investment in joint venture of $2,523,000.
At December 31, 1996, other assets are comprised of investment in joint venture of $2,827,000. Network costs are amortized over the same period as the related agreements. In 1995, UPN entered into a joint venture (the "Venture") with Saban Entertainment for the purpose of developing, producing and distributing children's television programming. Under terms of the Venture agreement, UPN funded certain programming costs in return for certain distribution rights to such programming and a share of aggregate revenue. UPN accounts for its interest in the Venture using the equity method. The investment in the Venture is presented net of reserves of $2,119,000 and $2,158,000 at December 31, 1997 and 1996, respectively.

NOTE 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

(in thousands)
                                          December 31,
                                   -------------------------
                                      1997            1996
                                   ---------       ---------
  Accrued advertising costs        $  18,976       $  16,930
  Accrued compensation                 4,917           3,453
  Accrued sales commissions              224           1,807
  Other accrued expenses               6,304           3,114
                                   ---------       ---------
                                   $  30,421       $  25,304
                                   =========       =========

NOTE 6 - Related Party Transactions

Prior to September 1997, advertising time was sold through Premier Advertising Sales ("Premier") a wholly owned subsidiary of Paramount Communications, Inc., which is a subsidiary of Viacom Inc. (Note 1). Net revenues for sales made by Premier totaled $43,019,000 in 1997 and at December 31, 1997, the Network had an accounts receivable balance with Premier of $1,825,000. In September 1997, the Network established its own sales force which sells advertising time for broadcast on UPN programs.

During the normal course of business, the Network enters into various contracts to purchase programming from related parties. In 1997, capitalized programming costs from related parties totaled
$71,663,000.

Prior to September 1997, with respect to certain of its programming provided by Viacom, UPN derived no revenue and incurred no programming expense.

NOTE 7 - Commitments and Contingencies

During 1995, UPN entered into a five year lease obligation for its office space. The lease is noncancellable for three years and calls for certain penalty payments upon cancellation thereafter. Rental expense was $594,000, $562,000 and $427,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

As of December 31, 1997, the future minimal rental payments under operating leases are as follows:

                1998              $   720,000
                1999                  701,000
                2000                  503,000
                Thereafter               -
                                  -----------
                    Total         $ 1,924,000
                                  ===========

As of December 31, 1997, the Network had entered into various network related agreements and contracts for programming which was not currently available for telecasting. The aggregate amounts of the payments required under these agreements totaled approximately
$168,807,000 and $71,000,000 at December 31, 1997 and 1996,
respectively.

In the normal course of business, the Network is at times subject to pending and threatened legal actions. In management's opinion, any liabilities or benefits resulting from these matters will not have a material effect on the financial position or results of operations of the Network.

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