Form 10-Q
period 1998-03-31
BHC COMMUNICATIONS INC
filed 1998-05-15
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1998 there were 4,545,505 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        March 31,    December 31,
                                                          1998           1997
                                                      ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $    231,344   $    282,504
  Marketable securities (substantially
    all U.S. Government securities)                      1,152,515      1,204,776
  Accounts receivable, net                                  70,214         86,198
  Film contract rights                                      70,993         95,859
  Prepaid expenses and other current assets                 37,984         44,533
                                                      ------------   ------------
    Total current assets                                 1,563,050      1,713,870
                                                      ------------   ------------
INVESTMENTS                                                 50,133         47,594
                                                      ------------   ------------
FILM CONTRACT RIGHTS, less current portion                  24,884         26,118
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 46,628         45,180
                                                      ------------   ------------
INTANGIBLE ASSETS                                          378,845        303,827
                                                      ------------   ------------
OTHER ASSETS                                                 6,331          5,899
                                                      ------------   ------------
                                                      $  2,069,871   $  2,142,488
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                       March 31,     December 31,
                                                          1998           1997
                                                      ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    87,039    $     98,033
  Accounts payable and accrued expenses                    78,025          87,768
  Income taxes payable                                     33,112          28,129
                                                      -----------    ------------
    Total current liabilities                             198,176         213,930
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      61,110          70,934
                                                      -----------    ------------
OTHER LIABILITIES                                          16,000          17,197
                                                      -----------    ------------
MINORITY INTEREST                                         114,334         115,473
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    5,026,108 shares                                           50              50
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Retained earnings                                     1,704,215       1,723,402
  Treasury stock, at cost                                 (41,328)         (6,627)
  Increase to reflect marketable securities
    at fair value                                          17,134           7,949
                                                     ------------    ------------
                                                        1,680,251       1,724,954
                                                     ------------    ------------
                                                     $  2,069,871    $  2,142,488
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                          BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In thousands of dollars except per share data)
                                (UNAUDITED)
              -----------------------------------------------
                                                       Three Months
                                                      Ended March 31,
                                                   --------------------
                                                      1998       1997
                                                   ---------  ---------
OPERATING REVENUES                                 $  99,575  $ 101,118
                                                   ---------  ---------
OPERATING EXPENSES:
  Television expenses                                 51,139     50,971
  Selling, general and administrative                 35,049     32,655
                                                   ---------  ---------
                                                      86,188     83,626
                                                   ---------  ---------
    Operating income                                  13,387     17,492
                                                   ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income                           20,054     20,008
  Equity in United Paramount Network loss            (19,910)   (17,898)
  Gain on change of ownership in United
    Paramount Network                                   -       152,224
                                                   ---------  ---------
                                                         144    154,334
                                                   ---------  ---------
    Income before income taxes
      and minority interest                           13,531    171,826

INCOME TAX PROVISION                                   4,900     68,700
                                                   ---------  ---------
    Income before minority interest                    8,631    103,126

MINORITY INTEREST                                     (2,633)    (3,636)
                                                   ---------  ---------
    Net income                                     $   5,998  $  99,490
                                                   =========  =========

Earnings per share:
  Basic                                            $     .26  $    4.21
                                                   =========  =========
  Diluted                                          $     .26  $    4.20
                                                   =========  =========

   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                               Three Months
                                                              Ended March 31,
                                                         ------------------------
                                                             1998         1997
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $     5,998  $    99,490
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (25,320)     (23,151)
     Film contract amortization                               21,010       24,574
     Prepaid broadcast rights                                   -          17,051
     Depreciation and other amortization                       5,299        4,819
     Equity in United Paramount Network loss                  19,910       17,898
     Gain on change of ownership in United
       Paramount Network                                        -        (152,224)
     Minority interest                                         2,633        3,636
     Other                                                    (1,088)         793
     Changes in assets and liabilities:
       Accounts receivable                                    15,984       13,386
       Other assets                                            1,209       (2,853)
       Accounts payable and other liabilities                 (1,993)      (4,054)
       Income taxes                                            3,486       62,622
                                                         -----------  -----------
        Net cash provided from operating activities           47,128       61,987
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Station acquisition (includes $77,712 of intangibles)       (80,280)        -
 Distribution from United Paramount Network                     -         116,261
 Disposition (purchase) of marketable securities, net         68,825      (31,307)
 Investment in United Paramount Network                      (22,300)      (2,850)
 Other investments                                              (627)      (3,382)
 Capital expenditures, net                                    (1,485)      (1,422)
 Other                                                            (4)         (30)
                                                         -----------  -----------
       Net cash (used in) provided from
        investing activities                                 (35,871)      77,270
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                                 (22,738)     (23,599)
 Purchases of treasury stock                                 (34,678)     (16,047)
 Capital transactions of subsidiary                           (5,001)        (654)
                                                         -----------  -----------
       Net cash used in financing activities                 (62,417)     (40,300)
                                                         -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (51,160)      98,957

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               282,504      146,751
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   231,344  $   245,708
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

Page 6                   BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           -----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (79.5% at March 31, 1998) subsidiary of Chris-Craft Industries, Inc., operates nine television stations, three wholly owned and six owned by United Television, Inc. (UTV), 58.7% owned by BHC at March 31, 1998. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by BHC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, BHC believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in BHC's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others. Certain prior year amounts have been restated to conform with the 1998 presentation.

2.   MARKETABLE SECURITIES:

     In accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", BHC classifies its marketable securities as available-for-sale.

     At March 31, 1998, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,123,536,000 and a fair value of $1,152,515,000. The difference of $28,979,000 ($17,134,000, net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 100% mature within one year.

     At December 31, 1997, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,191,173,000 and a fair value of $1,204,776,000. The difference of

$13,603,000 ($7,949,000, net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

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

     UPN has been organized as a partnership, and BHC accounts for its partnership interest under the equity method. The carrying value of such interest totalled $3,502,000 at March 31, 1998 and $1,112,000 at December 31, 1997, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, BHC believes that the funds from the Viacom option exercise will substantially offset its aggregate UPN funding for 1997 and 1998.

     UPN's condensed statements of operations are as follows (in thousands):
                                      Three Months
                                     Ended March 31,
                                   -------------------
                                      1998      1997
                                   --------- ---------
Operating revenues*                $  21,203 $  15,681
Operating expenses*                   61,370    47,516
                                   --------- ---------
    Operating loss                   (40,167)  (31,835)
Other income, net                        347       702
                                   --------- ---------
    Net loss                       $ (39,820)$ (31,133)
                                   ========= =========

    * With respect to certain of its programming, through August 31, 1997 UPN derived no revenue and incurred no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     As of March 31, 1998, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,639,004 shares of

Class A common stock, after reflecting as treasury stock BHC's pro rata interest in its Class A common shares held by UTV and 254,100 Class A common shares purchased by BHC during 1998. At March 31, 1998, 445,900 shares of Class A common stock remain authorized for purchase. In January 1998, BHC's Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $22.7 million, was paid in February 1998.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $7,010,000 and $2,430,000 in the first three months of 1998 and 1997, respectively, and proceeds to UTV of $2,009,000 and $1,776,000 in the first three months of 1998 and 1997, respectively, from the exercise of stock options.

5.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, BHC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income (loss) includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note
2), net of a reclassification adjustment for gains included in net income. Comprehensive income is as follows (in thousands):

                                                   Three Months
                                                  Ended March 31,
                                             ------------------------
                                                1998         1997
                                             -----------  -----------
Net income                                   $     5,998  $    99,490
Other comprehensive income (loss), net
  of taxes and minority interest                   9,185       (3,647)
                                             -----------  -----------
Comprehensive income                         $    15,183  $    95,843
                                             ===========  ===========


6.   COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1998 aggregated approximately $187.9 million, including $78.8 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $40.6 million ($24.8 million as of May 15, 1998), of which $30.6 million ($14.8 million as of May 15, 1998) is to be invested in management buyout limited partnerships, including $19.8 million ($11.0 million as of May 15, 1998) applicable to UTV.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW in Orlando, Florida, for approximately

$60 million and possible future consideration. The acquisition is subject to FCC approval and other conditions in the agreement.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):

                                                   Three Months
                                                  Ended March 31,
                                             ------------------------
                                                1998         1997
                                             -----------  -----------
BASIC:
------
Weighted average common
  shares outstanding                          22,799,535   23,659,541
                                             ===========  ===========
Net income                                   $     5,998  $    99,490
                                             ===========  ===========
Basic earnings per share                     $       .26  $      4.21
                                             ===========  ===========

DILUTED:
--------
Weighted average common
  shares outstanding                          22,799,535   23,659,541
                                             ===========  ===========
Net income                                   $     5,998  $    99,490
Dilution of UTV net income from
  UTV stock options                                  (18)         (43)
                                             -----------  -----------
                                             $     5,980  $    99,447
                                             ===========  ===========
Diluted earnings per share                   $       .26  $      4.20
                                             ===========  ===========

Page 10
                          BHC COMMUNICATIONS, INC.
                          ------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                --------------------------------------------
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.38 billion at March 31, 1998, and BHC has no debt outstanding. BHC has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.3 million in the first quarter of 1998, and amortization exceeded payments by $1.4 million in the corresponding 1997 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first quarter of 1998 declined 28%, while station earnings declined only 6%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances declined to $1.38 billion at March 31, 1998, from $1.49 billion at December 31, 1997. Such decline primarily reflects the $80.3 million television station acquisition, described below, as well as treasury stock purchases and the payment of a special dividend. Operating cash flow for the first quarter of 1998 declined to $47.1 million from $62.0 million, primarily because the 1997 amount includes a $17.1 million refund of prepaid broadcast rights.

A special cash dividend of $1.00 per share, aggregating $22.7 million, was paid in February 1998. A similar $1.00 per share special dividend, aggregating $23.6 million, was paid by BHC in February 1997. BHC plans to consider annually the payment of a special dividend.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through March 31, 1998, 6,635,187 shares were purchased for a total cost of $488.2 million, including $34.7 million in 1998. From 1993 through March 31, 1998, UTV purchased 1,454,376 of its common shares at an aggregate cost of $94.1 million, of which $7.0 million was expended in the first quarter of 1998, and, at March 31, 1998, 729,649 UTV shares remained authorized for purchase.

In January 1998, UTV purchased the assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80 million in cash. The station's call letters were changed to WUTB and the station became a UPN affiliate. UTV has signed a definitive agreement to purchase the assets of WRBW in Orlando, Florida, for approximately $60 million and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction, which is subject to Federal Communications Commission approval, as well as satisfaction of certain conditions. BHC intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing and BHC recorded a net pretax gain of $152.2 million on the transaction in the first quarter of 1997. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its early development, incurred start-up losses of $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $22.3 million in the first quarter of 1998.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1998, commitments for such programming totalled approximately $187.9 million, including $78.8 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $40.6 million ($24.8 million as of May 15, 1998), of which $30.6 million ($14.8 million as of May 15, 1998) is to be invested in management buyout limited partnerships, including $19.8 million ($11.0 million as of May 15, 1998) applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 1998 (including any related to UPN) were not material. BHC currently expects that during 1998 some of its stations will begin converting to digital television. This conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take place over a number of years and will proceed as market conditions require. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to digital television, will be satisfied primarily from operations, marketable securities or cash balances.

Results of Operations
---------------------

BHC net income for the first quarter of 1998 declined to $5,998,000, or $.26 per share ($.26 per share diluted), from net income in last year's period of $99,490,000, or $4.21 per share ($4.20 per share diluted). The decline in net income primarily reflects the pretax gain of $152,224,000 recorded in January 1997 upon Viacom's acquisition of its UPN interest.

Operating income in the first quarter declined 23%, to $13,387,000 from last year's $17,492,000, reflecting the decline, to $2,221,000 from $4,063,000, in earnings at BHC's production subsidiaries, a $1,300,000 increase in expense associated with stock price based retirement plans and an operating loss at recently acquired station WUTB, which has been converted from its former Home Shopping Network format into a UPN affiliate.

Earnings at BHC's core television station group declined 6% in the quarter, to $20,224,000 from $21,550,000, but would have risen 5% had it not been for the retirement plan expense and the WUTB loss. Station operating revenues declined slightly, to $97,624,000 from $99,243,000, but that decline was offset by a 4% reduction in station programming expense.

The UPN equity loss recorded in BHC's financial statements totalled $19,910,000, compared to $17,898,000 in last year's first quarter. UPN is still in its early development and is expected for the next several years to continue to incur substantial start-up losses.

Interest and other income, which totalled $20,054,000, compared to $20,008,000 in 1997, consists mostly of amounts earned on BHC's cash and marketable securities holdings.

BHC's effective income tax rate declined to 36% in 1998 from 40% in 1997, reflecting the recognition of certain income tax credits.

Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 59% owned by BHC at March 31, 1998 and March 31, 1997.


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

Date: May 15, 1998

Page 15
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule