Form 10-Q
period 1998-06-30
BHC COMMUNICATIONS INC
filed 1998-08-12
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1998 there were 4,515,405 shares of the issuer's
Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        June 30,     December 31,
                                                          1998           1997
                                                      ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $    203,963   $    282,504
  Marketable securities (substantially
    all U.S. Government securities)                      1,158,501      1,204,776
  Accounts receivable, net                                  87,952         86,198
  Film contract rights                                      52,189         95,859
  Prepaid expenses and other current assets                 40,288         44,533
                                                      ------------   ------------
    Total current assets                                 1,542,893      1,713,870
                                                      ------------   ------------
INVESTMENTS                                                 70,343         47,594
                                                      ------------   ------------
FILM CONTRACT RIGHTS, less current portion                  20,073         26,118
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 46,939         45,180
                                                      ------------   ------------
INTANGIBLE ASSETS                                          376,002        303,827
                                                      ------------   ------------
OTHER ASSETS                                                 6,555          5,899
                                                      ------------   ------------
                                                      $  2,062,805   $  2,142,488
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                        June 30,     December 31,
                                                          1998           1997
                                                      ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    77,929    $     98,033
  Accounts payable and accrued expenses                    72,457          87,768
  Income taxes payable                                     43,389          28,129
                                                      -----------    ------------
    Total current liabilities                             193,775         213,930
                                                      -----------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      50,888          70,934
                                                      -----------    ------------
OTHER LIABILITIES                                          15,272          17,197
                                                      -----------    ------------
MINORITY INTEREST                                         129,805         115,473
                                                      -----------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    5,026,108 shares                                           50              50
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Retained earnings                                     1,719,161       1,723,402
  Treasury stock, at cost                                 (62,539)         (6,627)
  Increase to reflect marketable securities
    at fair value                                          16,213           7,949
                                                     ------------    ------------
                                                        1,673,065       1,724,954
                                                     ------------    ------------
                                                     $  2,062,805    $  2,142,488
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                          BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In thousands of dollars except per share data)
                                (UNAUDITED)
              -----------------------------------------------
                                           Three Months            Six Months
                                          Ended June 30,         Ended June 30,
                                       --------------------  --------------------
                                         1998       1997        1998       1997
                                       ---------  ---------  ---------  ---------
OPERATING REVENUES                     $ 120,500  $ 118,835  $ 220,075  $ 219,953
                                       ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Television expenses                     52,185     51,853    103,324    102,824
  Selling, general and administrative     33,946     33,401     68,995     66,056
                                       ---------  ---------  ---------  ---------
                                          86,131     85,254    172,319    168,880
                                       ---------  ---------  ---------  ---------
    Operating income                      34,369     33,581     47,756     51,073
                                       ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income               18,742     20,632     38,796     40,640
  Equity in United Paramount
   Network loss                          (22,471)   (16,404)   (42,381)   (34,302)
  Gain on change of ownership in
   United Paramount Network                 -          -          -       152,224
                                       ---------  ---------  ---------  ---------
                                          (3,729)     4,228     (3,585)   158,562
                                       ---------  ---------  ---------  ---------

    Income before income taxes
      and minority interest               30,640     37,809     44,171    209,635

INCOME TAX PROVISION                      11,100     15,200     16,000     83,900
                                       ---------  ---------  ---------  ---------
    Income before minority interest       19,540     22,609     28,171    125,735

MINORITY INTEREST                         (4,943)    (5,191)    (7,576)    (8,827)
                                       ---------  ---------  ---------  ---------
    Net income                         $  14,597  $  17,418  $  20,595  $ 116,908
                                       =========  =========  =========  =========

Earnings per share:
  Basic                                $     .65  $     .74  $     .91  $    4.97
                                       =========  =========  =========  =========
  Diluted                              $     .64  $     .74  $     .90  $    4.96
                                       =========  =========  =========  =========

   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                                Six Months
                                                              Ended June 30,
                                                         ------------------------
                                                             1998         1997
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $    20,595  $   116,908
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (50,642)     (47,734)
     Film contract amortization                               41,455       46,523
     Prepaid broadcast rights                                   -          17,051
     Depreciation and other amortization                      10,707        9,565
     Equity in United Paramount Network loss                  42,381       34,302
     Gain on change of ownership in United
       Paramount Network                                        -        (152,224)
     Minority interest                                         7,576        8,827
     Other                                                    (1,233)         975
     Changes in assets and liabilities:
       Accounts receivable                                    (1,754)       1,338
       Other assets                                           (1,444)      (4,670)
       Accounts payable and other liabilities                  3,600       (3,391)
       Income taxes                                            7,031       38,742
                                                         -----------  -----------
        Net cash provided from operating activities           78,272       66,212
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Station acquisition (includes $77,712 of intangibles)       (80,280)        -
 Distribution from United Paramount Network                     -         116,261
 Disposition (purchase) of marketable securities, net         61,143      (47,744)
 Investment in United Paramount Network                      (44,250)      (2,850)
 Other investments                                           (21,770)      (3,159)
 Capital expenditures, net                                    (4,358)      (4,306)
 Other                                                           (15)         (30)
                                                         -----------  -----------
       Net cash (used in) provided from
        investing activities                                 (89,530)      58,172
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                                 (22,738)     (23,599)
 Purchases of treasury stock                                 (38,860)     (43,924)
 Capital transactions of subsidiary                           (5,685)      (1,852)
                                                         -----------  -----------
       Net cash used in financing activities                 (67,283)     (69,375)
                                                         -----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (78,541)      55,009

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               282,504      146,751
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   203,963  $   201,760
                                                         ===========  ===========
        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
                  BHC COMMUNICATIONS, INC.
                  -----------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           -----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (79.9% at June 30, 1998) subsidiary of Chris-Craft Industries, Inc., operates nine television stations, three wholly owned and six owned by United Television, Inc. (UTV), 58.6% owned by BHC at June 30, 1998. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At June 30, 1998, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,131,658,000 and a fair value of $1,158,501,000. The difference of $26,843,000 ($16,213,000, net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 100% mature within one year.

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

     UPN has been organized as a partnership, and BHC accounts for its partnership interest under the equity method. The carrying value of such interest totalled $2,981,000 at June 30, 1998 and $1,112,000 at December 31, 1997, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, BHC believes that the funds from the Viacom option exercise will substantially offset its aggregate UPN funding for 1997 and 1998.

     UPN's condensed statements of operations are as follows (in thousands):
                        Three Months         Six Months
                       Ended June 30,       Ended June 30,
                    -------------------  -------------------
                       1998      1997       1998      1997
                    --------- ---------  --------- ---------
Operating revenues* $  26,593 $  17,228  $  47,796 $  32,909
Operating expenses*    71,987    50,449    133,357    97,965
                    --------- ---------  --------- ---------
    Operating loss    (45,394)  (33,221)   (85,561)  (65,056)
Other income, net         451       412        798     1,114
                    --------- ---------  --------- ---------
    Net loss        $ (44,943)$ (32,809) $ (84,763)$ (63,942)
                    ========= =========  ========= =========

    * With respect to certain of its programming, through August 31, 1997 UPN derived no revenue and incurred no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     As of June 30, 1998, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,515,405 shares of

Class A common stock, after reflecting as treasury stock 510,703 Class A common shares purchased by BHC during 1998, including 226,503 shares from UTV. At June 30, 1998, 189,297 shares of Class A common stock remain authorized for purchase. In January 1998, BHC's Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $22.7 million, was paid in February 1998.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $7,010,000 and $2,430,000 in the first six months of 1998 and 1997, respectively, and proceeds to UTV of $3,259,000 and $2,511,000 in the first six months of 1998 and 1997, respectively, from the exercise of stock options.

5.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, BHC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income (loss) includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note
2), net of a reclassification adjustment for gains included in net income. Comprehensive income is as follows (in thousands):

                                Three Months           Six Months
                               Ended June 30,        Ended June 30,
                            --------------------  --------------------
                                1998      1997        1998     1997
                            ---------  ---------  ---------  ---------
Net income                  $  14,597  $  17,418  $  20,595  $ 116,908
Other comprehensive income
 (loss), net of taxes and
 minority interest               (921)     4,399      8,264        752
                            ---------  ---------  ---------  ---------
Comprehensive income        $  13,676  $  21,817  $  28,859  $ 117,660
                            =========  =========  =========  =========


6.   COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1998 aggregated approximately $292.9 million, including $95.4 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $24.8 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW in Orlando, Florida, for approximately $60 million and possible future consideration. The acquisition is subject to FCC approval and other conditions in the agreement.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):

                              Three Months            Six Months
                             Ended June 30,          Ended June 30,
                         ---------------------  ----------------------
                            1998       1997        1998       1997
                         ---------- ----------  ---------- -----------
BASIC:
------
Weighted average common
 shares outstanding      22,626,901 23,399,380  22,713,218  23,529,461
                         ========== ==========  ========== ===========
Net income               $   14,597 $   17,418  $   20,595 $   116,908
                         ========== ==========  ========== ===========
Basic earnings per share $      .65 $      .74  $      .91 $      4.97
                         ========== ==========  ========== ===========

DILUTED:
--------
Weighted average common
 shares outstanding      22,626,901 23,399,380  22,713,218  23,529,461
                         ========== ==========  ========== ===========
Net income               $   14,597 $   17,418  $   20,595 $   116,908

Dilution of UTV
 net income from UTV
 stock options                  (32)       (43)        (50)       (86)
                         ---------- ----------  ---------- -----------
                         $   14,565 $   17,375  $   20,545 $   116,822
                         ========== ==========  ========== ===========
Diluted earnings
 per share               $      .64 $      .74  $      .90 $      4.96
                         ========== ==========  ========== ===========

Page 10
                          BHC COMMUNICATIONS, INC.
                          ------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                --------------------------------------------
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.36 billion at June 30, 1998, and BHC has no debt outstanding. BHC has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $9.2 million in the first six months of 1998 and by $1.2 million in the corresponding 1997 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first six months of 1998 declined 15%, while station earnings declined only 3%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances declined to $1.36 billion at June 30, 1998, from $1.49 billion at December 31, 1997. Such decline primarily reflects the $80.3 million television station acquisition, described below, as well as treasury stock purchases and the payment of a special dividend. Operating cash flow for the first six months of 1998 rose to $78.3 million from $66.2 million, despite the decline in broadcast cash flow, primarily because the 1997 amount includes income tax payments related to the UPN distribution described below (the distribution is reported as a cash flow from investing activities).

A special cash dividend of $1.00 per share, aggregating $22.7 million, was paid in February 1998. A similar $1.00 per share special dividend, aggregating $23.6 million, was paid by BHC in February 1997. BHC plans to consider annually the payment of a special dividend.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through June 30, 1998, 6,891,790 shares were purchased, including 226,503 shares from UTV, for a total cost of $516.1 million, including $62.5 million in 1998. From 1993 through June 30, 1998, UTV purchased 1,454,376 of its common shares at an aggregate cost of $94.1 million, of which $7.0 million was expended in the first six months of 1998, and, at June 30, 1998, 729,649 UTV shares remained authorized for purchase.

In January 1998, UTV purchased the assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80.3 million in cash. The station's call letters were changed to WUTB and the station became a UPN affiliate. UTV has signed a definitive agreement to purchase the assets of WRBW in Orlando, Florida, for approximately $60 million and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction, which is subject to Federal Communications Commission approval, as well as satisfaction of certain conditions. BHC intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing and BHC recorded a net pretax gain of $152.2 million on the transaction in the first quarter of 1997. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its early development, incurred start-up losses of $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $44.3 million in the first six months of 1998.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1998, commitments for such programming totalled approximately $292.9 million, including $95.4 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $24.8 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1998 (including any related to UPN) were not material. BHC currently expects that during 1998 some of its stations will begin converting to digital television. This conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take place over a number of years and will proceed as market conditions require. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to digital television, will be satisfied primarily from operations, marketable securities or cash balances.

Results of Operations
---------------------

BHC net income in the second quarter of 1998 declined to $14,597,000, or $.65 per share ($.64 per share diluted),compared to net income in last year's period of $17,418,000, or $.74 per share ($.74 per share diluted). A 2% increase in operating income and a reduction in BHC's effective income tax rate were more than offset by an increase in BHC's share of United Paramount Network start-up losses.

Net income for the first six months of 1998 also declined, to $20,595,000, or $.91 per share ($.90 per share diluted), from net income in last year's corresponding period of $116,908,000, or $4.97 per share ($4.96 per share diluted), primarily reflecting the 1997 first quarter gain of $152,224,000 recorded on the transaction with Viacom set forth above through which BHC reduced its UPN ownership interest to its current 50% from 100%.

Weighted average common shares outstanding declined to 22,627,000 from 23,399,000 in the second quarter, and to 22,713,000 from 23,529,000 in the six month period, reflecting purchases by BHC of its Class A common shares.

Second quarter operating income increased 2%, to $34,369,000 from $33,581,000, even though earnings at BHC's core television station group declined slightly, to $40,017,000 from $40,694,000. That small decline was more than offset by a $1.8 million increase in earnings at BHC's production subsidiaries. Station operating revenues increased 1%, to $118,007,000 from $116,501,000, primarily due to WUTB, our recently acquired Baltimore station.

Operating income for the first six months of 1998 declined 6%, to $47,756,000 from $51,073,000, primarily reflecting lower station earnings and WUTB goodwill amortization. Station earnings for the period declined 3%, to $60,241,000 from $62,244,000 last year, mainly due to the year to date loss at WUTB. Station operating revenues for the first six months of 1998 were virtually unchanged, $215,631,000 compared to last year's $215,744,000.

UPN's loss widened in 1998, due in part to mid-season launch costs. BHC's 50% share of such loss, which is recorded under the equity method of accounting, was $22,471,000 in the second quarter, compared to last year's $16,404,000, and totalled $42,381,000 in the six month period, compared to last year's $34,302,000.

Interest and other income, which consists mostly of amounts earned on cash and marketable securities holdings, totalled $18,742,000 in the second quarter, compared to $20,632,000 last year, and totalled $38,796,000 in the six month period, compared to $40,640,000 last year.

BHC's effective income tax rate declined to 36% in 1998 from 40% in 1997, reflecting the recognition of certain income tax credits.

Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 59% owned by BHC at June 30, 1998 and June 30, 1997.

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

Page 14
                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on May 4, 1998.

     The following were elected directors, each receiving the number of votes set opposite his name:

                                                      Broker
                        For               Withheld   Non-votes
                        ---               --------   ---------
Barry S. Greene     183,878,827            92,661       -0-
Morgan L. Miller    183,917,334            54,154       -0-
John C. Siegel      183,880,041            91,447       -0-


     The selection of Price Waterhouse LLP as BHC's auditors for the current year was ratified by the following vote:

                                                              Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
     183,955,853           4,908             10,727             -0-


Item 5.   Other Information
          -----------------

     The persons named on the form of proxy to be mailed in connection with the solicitation of proxies on behalf of the Registrant's Board of Directors for the Registrant's 1999 annual stockholders meeting will vote in their own discretion on any matter as to which the Registrant shall not have received notice by February 10, 1999.


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

Date: August 12, 1998

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule