Form 10-Q
period 1998-09-30
BHC COMMUNICATIONS INC
filed 1998-11-12
CIK 855433

Page 1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998
                               ----------------------------------
                             OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1998 there were 4,515,405 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

Page 2

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                      September 30,   December 31,
                                                          1998            1997
                                                      ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $    299,587   $    282,504
  Marketable securities (substantially
    all U.S. Government securities)                      1,086,588      1,204,776
  Accounts receivable, net                                  72,831         86,198
  Film contract rights                                     115,637         95,859
  Prepaid expenses and other current assets                 38,136         44,533
                                                      ------------   ------------
    Total current assets                                 1,612,779      1,713,870
                                                      ------------   ------------
INVESTMENTS                                                 72,537         47,594
                                                      ------------   ------------
FILM CONTRACT RIGHTS, less current portion                  32,564         26,118
                                                      ------------   ------------
PROPERTY AND EQUIPMENT, net                                 47,064         45,180
                                                      ------------   ------------
INTANGIBLE ASSETS                                          373,183        303,827
                                                      ------------   ------------
OTHER ASSETS                                                 6,903          5,899
                                                      ------------   ------------
                                                      $  2,145,030   $  2,142,488
                                                      ============   ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------
                                                     September 30,   December 31,
                                                          1998           1997
                                                     -------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year             $    101,580    $     98,033
  Accounts payable and accrued expenses                    96,991          87,768
  Income taxes payable                                     38,562          28,129
                                                     ------------    ------------
    Total current liabilities                             237,133         213,930
                                                     ------------    ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      73,186          70,934
                                                     ------------    ------------
OTHER LIABILITIES                                          15,004          17,197
                                                     ------------    ------------
MINORITY INTEREST                                         133,453         115,473
                                                     ------------    ------------
SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    5,026,108 shares                                           50              50
  Class B common stock - par value $.01 per share;
    authorized 200,000,000 shares; outstanding
    18,000,000 shares                                         180             180
  Retained earnings                                     1,734,998       1,723,402
  Treasury stock, at cost                                 (62,539)         (6,627)
  Increase to reflect marketable securities
    at fair value                                          13,565           7,949
                                                     ------------    ------------
                                                        1,686,254       1,724,954
                                                     ------------    ------------
                                                     $  2,145,030    $  2,142,488
                                                     ============    ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                             BHC COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars except per share data)
                                   (UNAUDITED)
                 -----------------------------------------------
                                           Three Months         Nine Months
                                       Ended September 30,   Ended September 30,
                                       --------------------  --------------------
                                          1998       1997       1998       1997
                                       ---------  ---------  ---------  ---------
OPERATING REVENUES                     $ 102,794  $ 105,998  $ 322,869  $ 325,951
                                       ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Television expenses                     52,023     54,070    155,347    156,894
  Selling, general and administrative     30,088     31,111     99,083     97,167
                                       ---------  ---------  ---------  ---------
                                          82,111     85,181    254,430    254,061
                                       ---------  ---------  ---------  ---------
    Operating income                      20,683     20,817     68,439     71,890
                                       ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income               20,168     21,066     58,964     61,706
  Equity in United Paramount
   Network loss                          (10,438)   (19,579)   (52,819)   (53,881)
  Gain on change of ownership in
   United Paramount Network                 -          -          -       152,224
                                       ---------  ---------  ---------  ---------
                                           9,730      1,487      6,145    160,049
                                       ---------  ---------  ---------  ---------
    Income before income taxes
      and minority interest               30,413     22,304     74,584    231,939

INCOME TAX PROVISION                      11,100      9,400     27,100     93,300
                                       ---------  ---------  ---------  ---------
    Income before minority interest       19,313     12,904     47,484    138,639

MINORITY INTEREST                         (3,501)    (4,190)   (11,077)   (13,017)
                                       ---------  ---------  ---------  ---------
    Net income                         $  15,812  $   8,714  $  36,407  $ 125,622
                                       =========  =========  =========  =========

Earnings per share:
  Basic                                $     .70  $     .37  $    1.61  $    5.36
                                       =========  =========  =========  =========
  Diluted                              $     .70  $     .37  $    1.60  $    5.35
                                       =========  =========  =========  =========

   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                            BHC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (UNAUDITED)
                -----------------------------------------------
                                                               Nine Months
                                                            Ended September 30,
                                                         ------------------------
                                                             1998         1997
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $    36,407  $   125,622
 Adjustments to reconcile net income to net cash
  provided from operating activities:
     Film contract payments                                  (75,654)     (73,734)
     Film contract amortization                               61,506       68,660
     Prepaid broadcast rights                                   -          21,114
     Depreciation and other amortization                      15,995       14,372
     Equity in United Paramount Network loss                  52,819       53,881
     Gain on change of ownership in United
       Paramount Network                                        -        (152,224)
     Minority interest                                        11,077       13,017
     Other                                                    (3,395)       1,333
     Changes in assets and liabilities:
       Accounts receivable                                    13,367        9,836
       Other assets                                              853       (9,026)
       Accounts payable and other liabilities                  3,002        4,532
       Income taxes                                            8,164       25,849
                                                         -----------  -----------
   Net cash provided from operating activities               124,141      103,232
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Station acquisition (includes $77,668 of intangibles)       (80,280)        -
 Distribution from United Paramount Network                     -         116,261
 Disposition (purchase) of marketable securities, net        131,349      (58,784)
 Investment in United Paramount Network                      (57,000)     (26,235)
 Other investments                                           (21,699)      (3,618)
 Capital expenditures, net                                    (6,999)      (5,564)
 Other                                                           (19)         (36)
                                                         -----------  -----------
    Net cash (used in) provided from investing activities    (34,648)      22,024
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                                 (22,738)     (23,599)
 Purchases of treasury stock                                 (44,110)     (56,735)
 Capital transactions of subsidiary                           (5,562)      (1,096)
                                                         -----------  -----------
    Net cash used in financing activities                    (72,410)     (81,430)
                                                         -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     17,083       43,826

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               282,504      146,751
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   299,587  $   190,577
                                                         ===========  ===========
        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
                         BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (79.9% at September 30, 1998) subsidiary of Chris-Craft Industries, Inc., operates nine television stations, three wholly owned and six owned by United Television, Inc. (UTV), 58.6% owned by BHC at September 30, 1998. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 1998, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,063,732,000 and a fair value of $1,086,588,000. The difference of $22,856,000 ($13,565,000, net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 97% mature within one year, and all within two years.

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

     UPN has been organized as a partnership, and BHC accounts for its partnership interest under the equity method. The carrying value of such interest totalled $5,293,000 at September 30, 1998 and $1,112,000 at December 31, 1997, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, BHC believes that the funds from the Viacom option exercise will substantially offset its aggregate UPN funding for 1997 and 1998.

     UPN's condensed statements of operations are as follows (in thousands):
                             Three Months          Nine Months
                         Ended September 30,   Ended September 30,
                         -------------------   -------------------
                            1998      1997        1998      1997
                         --------- ---------   --------- ---------
    Operating revenues*  $  19,012 $  21,987   $  66,808 $  54,896
    Operating expenses*     40,266    61,358     173,623   159,323
                         --------- ---------   --------- ---------
        Operating loss     (21,254)  (39,371)   (106,815) (104,427)
    Other income, net          379       213       1,177     1,327
                         --------- ---------   --------- ---------
        Net loss         $ (20,875)$ (39,158)  $(105,638)$(103,100)
                         ========= =========   ========= =========

    * With respect to certain of its programming, through August 31, 1997 UPN derived no revenue and incurred no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     As of September 30, 1998, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,515,405 shares of Class A common stock, after reflecting as treasury stock 510,703 Class A common shares purchased by BHC during 1998, including 226,503 shares from UTV. At September 30, 1998, 189,297 shares of Class A common stock remain authorized for purchase. In January 1998, BHC's Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $22.7 million, was paid in February 1998.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $7,010,000 and $2,430,000 in the first nine months of 1998 and 1997, respectively, and proceeds to UTV of $3,382,000 and $3,267,000 in the first nine months of 1998 and 1997, respectively, from the exercise of stock options.

5.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, BHC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income (loss) includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note
2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                                Three Months           Nine Months
                            Ended September 30,   Ended September 30,
                            --------------------  --------------------
                                1998      1997        1998     1997
                            ---------  ---------  ---------  ---------
Net income                  $  15,812  $   8,714  $  36,407  $ 125,622
Other comprehensive income
 (loss), net of taxes and
 minority interest             (2,648)     1,013      5,616      1,765
                            ---------  ---------  ---------  ---------
Comprehensive income        $  13,164  $   9,727  $  42,023  $ 127,387
                            =========  =========  =========  =========


6.   COMMITMENTS:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1998 aggregated approximately $329.6 million, including $83.5 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $24.8 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW in Orlando, Florida, for approximately

$60 million and possible future consideration. The acquisition is subject to FCC approval and other conditions in the agreement.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):

                              Three Months            Nine Months
                           Ended September 30,    Ended September 30,
                         ---------------------  ----------------------
                            1998       1997        1998       1997
                         ---------- ----------  ---------- -----------
BASIC:
------
Weighted average common
 shares outstanding      22,515,405 23,261,974  22,647,280  23,440,298
                         ========== ==========  ========== ===========
Net income               $   15,812 $    8,714  $   36,407 $   125,622
                         ========== ==========  ========== ===========
Basic earnings per share $      .70 $      .37  $     1.61 $      5.36
                         ========== ==========  ========== ===========

DILUTED:
--------
Weighted average common
 shares outstanding      22,515,405 23,261,974  22,647,280  23,440,298
                         ========== ==========  ========== ===========
Net income               $   15,812 $    8,714  $   36,407 $   125,622

Dilution of UTV
 net income from UTV
 stock options                  (25)       (41)        (75)      (127)
                         ---------- ----------  ---------- -----------
                         $   15,787 $    8,673  $   36,332 $   125,495
                         ========== ==========  ========== ===========
Diluted earnings
 per share               $      .70 $      .37  $     1.60 $      5.35
                         ========== ==========  ========== ===========

Page 10
                          BHC COMMUNICATIONS, INC.
                          ------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                --------------------------------------------
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

BHC's financial position is strong and highly liquid. Cash and marketable securities totalled $1.39 billion at September 30, 1998, and BHC has no debt outstanding. BHC has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $14.1 million in the first nine months of 1998 and by $5.1 million in the corresponding 1997 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first nine months of 1998 declined 14.3%, while station earnings declined only 5%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances declined to $1.39 billion at September 30, 1998, from $1.49 billion at December 31, 1997. Such decline occurred despite an increase in operating cash flow, primarily due to the $80.3 million television station acquisition, described below, UPN funding, treasury stock purchases and the payment of a special dividend. Operating cash flow for the first nine months of 1998 rose to $124.1 million from $103.2 million, despite the decline in broadcast cash flow, primarily because the 1997 amount includes income tax payments related to the UPN distribution described below (the distribution is reported as a cash flow from investing activities).

A special cash dividend of $1.00 per share, aggregating $22.7 million, was paid in February 1998. A similar $1.00 per share special dividend, aggregating $23.6 million, was paid by BHC in February 1997. BHC plans to consider annually the payment of a special dividend.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through September 30, 1998, 6,891,790 shares were purchased, including 226,503 shares from UTV, for a total cost of $516.1 million, including $62.5 million in 1998. From 1993 through September 30, 1998, UTV purchased 1,454,376 of its common shares at an aggregate cost of $94.1 million, of which $7.0 million was expended in the first nine months of 1998, and, at September 30, 1998, 729,649 UTV shares remained authorized for purchase.

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

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing and BHC recorded a net pretax gain of $152.2 million on the transaction in the first quarter of 1997. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its early development, incurred start-up losses of $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $57.0 million in the first nine months of 1998.

BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30,

1998, commitments for such programming totalled approximately $329.6 million, including $83.5 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $24.8 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1998 (including any related to UPN) were not material. During 1998, BHC began the process of converting its stations to digital television. This conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take place over a number of years and will proceed as market conditions require. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to digital television, will be funded primarily from operations, marketable securities or cash balances.

Results of Operations
---------------------

BHC net income in the third quarter of 1998 increased to $15,812,000, or $.70 per share ($.70 per share diluted),compared to net income in last year's period of $8,714,000, or $.37 per share ($.37 per share diluted). The increase in third quarter net income is primarily due to differences in the timing of expenses incurred by 50% owned UPN, which resulted in the network's posting a lower loss than in last year's third quarter. UPN incurred the significant expenses of its fall schedule launch in this year's fourth quarter, but incurred comparable expenses last year in the third quarter.

Net income for the first nine months of 1998 declined to $36,407,000, or $1.61 per share ($1.60 per share diluted), from net income in last year's corresponding period of $125,622,000, or $5.36 per share ($5.35 per share diluted), primarily reflecting the 1997 first quarter gain of $152,224,000 recorded on the transaction through which BHC reduced its UPN ownership interest to its current 50% from 100%.

Weighted average common shares outstanding declined to 22,515,000 from 23,262,000 in the third quarter, and to 22,647,000 from 23,440,000 in the nine month period, following continuing purchases by BHC of its Class A common shares.

Third quarter operating income totalled $20,683,000, just below last year's $20,817,000. Higher income at BHC's production subsidiaries offset a decline in station earnings. Station earnings declined 8%, to $26,302,000 from $28,487,000, but declined 17% excluding amounts associated with stock price based retirement plan expense. Station operating revenues, including those of WUTB, declined 3%, to

$100,703,000 from $103,829,000. Same station revenues in the quarter declined 5%.

Operating income for the first nine months of 1998 declined 5%, to $68,439,000 from $71,890,000, as a decline in station earnings and WUTB goodwill amortization were only partially offset by higher earnings at BHC's television production subsidiaries. Station earnings for the period declined 5%, to $86,543,000 from $90,731,000, and declined 8% excluding amounts associated with stock price based retirement plans. Total station operating revenues declined 1%, to $316,334,000 from $319,573,000, and same station revenues for the period declined 2%.

UPN's third quarter loss declined substantially from last year's, primarily due to UPN's delaying the premiere of its fall schedule to early October. BHC's 50% share of such loss totalled $10,438,000, compared to last year's $19,579,000. BHC's share of UPN's year to date loss totalled $52,819,000 compared to last year's $53,881,000, as higher UPN losses for the first six months of 1998, attributable in part to mid-season programming changes, were offset by the effect of the differing launch dates of UPN's fall schedule.

Interest and other income, which consists mostly of amounts earned on cash and marketable securities holdings, totalled $20,168,000 in the third quarter, compared to $21,066,000 last year, and totalled $58,964,000 in the nine month period, compared to $61,706,000 last year. The impact of lower interest rates has been only partially offset by an increase in gains on dispositions of marketable securities.

BHC's effective income tax rate declined to 36% in 1998 from 40% in 1997 (42% in last year's third quarter), reflecting the recognition in 1998 of certain income tax credits.

Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 59% owned by BHC at September 30, 1998 and September 30, 1997.

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

Date: November 12, 1998

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule