Form 10-Q
period 1999-03-31
BHC COMMUNICATIONS INC
filed 1999-05-14
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999
                               ----------------------------------
                        OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code (212) 421-0200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No
          ------    ------

As of April 30, 1999 there were 4,511,605 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                       PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------

                                             March 31,   December 31,
                                               1999          1998
                                           ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                $    196,944  $    201,175
  Marketable securities (substantially
    all U.S. Government securities)           1,189,399     1,202,070
  Accounts receivable, net                       75,451        85,252
  Film contract rights                           74,324        99,883
  Prepaid expenses and other current assets      33,866        37,952
                                           ------------  ------------
    Total current assets                      1,569,984     1,626,332
                                           ------------  ------------
INVESTMENTS                                      80,728        67,299
                                           ------------  ------------
FILM CONTRACT RIGHTS, less current portion       20,323        23,619
                                           ------------  ------------
PROPERTY AND EQUIPMENT, net                      48,167        48,847
                                           ------------  ------------
INTANGIBLE ASSETS                               367,598       370,394
                                           ------------  ------------
OTHER ASSETS                                      7,075         6,110
                                           ------------  ------------
                                           $  2,093,875  $  2,142,601
                                           ============  ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year   $     87,024  $     96,595
  Accounts payable and accrued expenses          83,138        93,253
  Income taxes payable                           36,846        36,955
                                           ------------  ------------
    Total current liabilities                   207,008       226,803
                                           ------------  ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR            49,641        62,050
                                           ------------  ------------
OTHER LONG-TERM LIABILITIES                      17,126        17,545
                                           ------------  ------------
MINORITY INTEREST                               141,218       139,876
                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01
    per share; authorized 200,000,000 shares;
    outstanding 4,511,605 shares                     45            45
  Class B common stock - par value $.01
    per share; authorized 200,000,000
    shares; outstanding 18,000,000 shares           180           180
  Retained earnings                           1,655,523     1,675,976
  Accumulated other comprehensive income         23,134        20,126
                                           ------------  ------------
                                              1,678,882     1,696,327
                                           ------------  ------------
                                           $  2,093,875  $  2,142,601
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

                      BHC COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars except per share data)
                            (UNAUDITED)
          -----------------------------------------------

                                                     Three Months
                                                    Ended March 31,
                                                 --------------------
                                                    1999       1998
                                                 ---------  ---------
OPERATING REVENUES                               $ 106,495  $  99,575
                                                 ---------  ---------
OPERATING EXPENSES:
  Television expenses                               51,541     51,139
  Selling, general and administrative               34,723     35,049
                                                 ---------  ---------
                                                    86,264     86,188
                                                 ---------  ---------
    Operating income                                20,231     13,387
                                                 ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income                         18,746     20,054
  Equity in United Paramount Network loss          (30,150)   (19,910)
                                                 ---------  ---------
                                                   (11,404)       144
                                                 ---------  ---------
    Income before income taxes and minority
     interest                                        8,827     13,531

INCOME TAX PROVISION                                 3,500      4,900
                                                 ---------  ---------


    Income before minority interest                  5,327      8,631

MINORITY INTEREST                                   (3,347)    (2,633)
                                                 ---------  ---------
    Net income                                   $   1,980  $   5,998
                                                 =========  =========

Earnings per share:
  Basic                                          $     .09  $     .26
                                                 =========  =========
  Diluted                                        $     .09  $     .26
                                                 =========  =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     BHC COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------
                                                   Three Months
                                                  Ended March 31,
                                             ------------------------
                                                1999         1998
                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $     1,980  $     5,998
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                       (24,808)     (25,320)
    Film contract amortization                    22,646       21,010
    Depreciation and other amortization            5,296        5,299
    Equity in United Paramount Network loss       30,150       19,910
    Minority interest                              3,347        2,633
    Other                                         (1,005)      (1,088)
    Changes in assets and liabilities:
     Accounts receivable                           9,801       15,984
     Other assets                                 (5,602)       1,209
     Accounts payable and other liabilities       (2,947)      (1,993)
     Income taxes                                  3,456        3,486
                                             -----------  -----------
       Net cash provided from
        operating activities                      42,314       47,128
                                             -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net        21,309       68,825
 Investment in United Paramount Network          (33,125)     (22,300)
 Station acquisition (includes $77,712
  of intangibles)                                   -         (80,280)
 Other investments                               (10,790)        (627)
 Capital expenditures, net                        (1,820)      (1,485)
 Other                                                (2)          (4)
                                             -----------  -----------
       Net cash used in investing activities     (24,428)     (35,871)
                                             -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                     (22,512)     (22,738)
 Purchase of treasury stock                         -         (34,678)
 Capital transactions of subsidiary                  395       (5,001)
                                             -----------  -----------
       Net cash used in financing activities     (22,117)     (62,417)
                                             -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (4,231)     (51,160)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   201,175      282,504
                                             -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $   196,944  $   231,344
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


                         BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (79.96% at March 31, 1999) subsidiary of Chris-Craft Industries, Inc., operates nine television stations, three wholly owned and six owned by United Television, Inc. (UTV), 58.5% owned by BHC at March 31, 1999. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

2.   MARKETABLE SECURITIES:

     All of BHC's marketable securities have been categorized as available-for-sale and are carried at fair market value. Since marketable securities are available for current operations, all are included in current assets.

     At March 31, 1999, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,151,779,000 and a fair value of $1,189,399,000. The difference of $37,620,000 ($23,134,000, net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within one year.

     At December 31, 1998, BHC's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,168,414,000 and a fair value of $1,202,070,000. The difference of $33,656,000 ($20,126,000, net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. BHC and Viacom now share equally in UPN funding requirements and in UPN losses.

     UPN has been organized as a partnership, and BHC accounts for its partnership interest under the equity method. The carrying value of such interest totalled $3,590,000 at March 31, 1999 and $615,000 at December 31, 1998, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years.

     UPN's condensed statements of operations are as follows (in thousands):

                                        Three Months
                                       Ended March 31,
                                   ----------------------
                                      1999         1998
                                   ---------    ---------
              Operating revenues   $  30,454    $  21,203
              Operating expenses      91,064       61,370
                                   ---------    ---------
                  Operating loss     (60,610)     (40,167)
              Other income, net          310          347
                                   ---------    ---------
                  Net loss         $ (60,300)   $ (39,820)
                                   =========    =========

4.   SHAREHOLDERS' INVESTMENT:

     As of March 31, 1999, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,511,605 shares of Class A common stock. At March 31, 1999, 185,497 shares of Class A common stock remain authorized for purchase. In January 1999, BHC's Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $22.5 million, was paid in February 1999.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $7,010,000 in the first three months of 1998, and proceeds to UTV of $395,000 and $2,009,000 in the first three months of 1999 and 1998, respectively, from the exercise of stock options.

5.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, BHC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                                               Three Months
                                              Ended March 31,
                                            --------------------
                                               1999      1998
                                            ---------  ---------
Net income                                  $   1,980  $   5,998
Other comprehensive income, net of taxes
  and minority interest                         3,008      9,185
                                            ---------  ---------
Comprehensive income                        $   4,988  $  15,183
                                            =========  =========

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1999 aggregated approximately $352.1 million, including $94.9 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $25.2 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW in Orlando, Florida, for approximately $60 million and possible future consideration. The acquisition is subject to FCC approval and other conditions in the agreement.

     In April 1999, a jury awarded damages totalling $7.3 million to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified, and intend to appeal. The judgement is not yet final, and it is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in BHC's financial statements relating to this matter.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):

                                                  Three Months
                                                 Ended March 31,
                                             -----------------------
                                                 1999         1998
                                             ----------   ----------
BASIC:
------
Weighted average common shares outstanding   22,511,605   22,799,535
                                             ==========   ==========
Net income                                   $    1,980   $    5,998
                                             ==========   ==========
Basic earnings per share                     $      .09   $      .26
                                             ==========   ==========

DILUTED:
--------
Weighted average common shares outstanding   22,511,605   22,799,535
                                             ==========   ==========
Net income                                   $    1,980   $    5,998
Dilution of UTV net income from UTV
 stock options                                      (10)         (18)
                                             ----------   ----------
                                             $    1,970   $    5,980
                                             ==========   ==========
Diluted earnings per share                   $      .09   $      .26
                                             ==========   ==========

8.   SEGMENT REPORTING:

     BHC has one reportable segment, the Television Division, which is reported in the consolidated financial statements. UPN, which is accounted for on the equity method, is also considered a reportable segment under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." However, all required segment information is included in Note 3.

                          BHC COMMUNICATIONS, INC.
                          ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     BHC's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.39 billion at March 31, 1999, and BHC has no debt outstanding. BHC has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

     BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $2.2 million in the three month period ended March 31,1999 and by $4.3 million in the corresponding 1998 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first quarter of 1999 increased 47%, while station earnings increased 32%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     BHC's operating cash flow additionally reflects earnings associated with its cash and marketable securities, which balances declined just slightly, to $1.39 billion at March 31, 1999, from $1.40 billion at December 31, 1998. Such decline was incurred despite first quarter operating cash flow of $42.3 million, primarily due to UPN funding and the payment of a special dividend.

     A special $1.00 per share cash dividend, aggregating $22.5 million, was paid in February 1999. Similar dividends were paid in February 1998 and February 1997. BHC plans to consider annually the payment of a special dividend.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through March 31, 1999, 6,895,590 shares were purchased, including 226,503 shares in 1998 from United Television, Inc., BHC's 58.5% owned subsidiary, for a total cost of $516.5 million. From January 1, 1997 through March 31, 1999, UTV expended $9.8 million acquiring its own common shares, and 729,649 UTV shares remained authorized for purchase at that date. No such shares were acquired by BHC or UTV during the first quarter of 1999.

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

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its development, incurred start-up losses of $177.2 million in 1998, $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $33.1 million in the first quarter of 1999.

     BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1999, commitments for such programming totalled approximately $352.1 million, including $94.9 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $25.2 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 1999 (including any related to UPN) were not material. During 1998, BHC stations began converting to digital television
(DTV). In April 1999, KBHK in San Francisco became the first of the BHC stations to make the initial conversion to DTV signal transmission. The conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

     BHC, which completed an assessment of its year 2000 issues in 1998, believes that the total estimated compliance cost is immaterial. BHC expects to have completed all remediation efforts, including third party systems testing, by September 30, 1999. BHC continues to believe that such issues will not have a material effect on its business, results of operations or financial condition.




Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     BHC is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of March 31, 1999 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                      Cost               Fair Value
                                      ----               ----------

  U.S. Government securities       $ 1,078,565           $ 1,079,107
  Equity securities                $    73,214           $   110,292


Results of Operations
---------------------

    BHC net income in the first quarter of 1999 declined to $1,980,000, or $.09 per share ($.09 per share diluted), from net income in last year's first quarter of $5,998,000, or $.26 per share($.26 per share diluted). The decline in net income primarily reflects an increase in BHC's 50% share of UPN's first quarter loss, which was only partially offset by an increase in operating income.

     Operating income increased 51%, to $20,231,000 from $13,387,000, as earnings at BHC's core television station group rose 32%, to $26,699,000 from last year's $20,224,000. Approximately $4.3 million of the station earnings increase reflects copyright royalties paid to BHC's New York station, WWOR, for prior years, when certain of its programming was carried on distant cable systems. In addition, station expense associated with stock price based retirement plans declined approximately $1.3 million from last year's first quarter. Adjusting for these two items, station earnings increased 4% from last year's period. Station operating revenues rose 7%, to $104,423,000 from $97,624,000. Excluding the royalty payment, station operating revenues rose 3%.

     UPN's first quarter loss widened substantially from last year's, primarily reflecting the expansion of the network's prime time schedule to five weekday evenings from three in last year's first quarter. BHC's 50% share of such loss totalled $30,150,000, compared to last year's $19,910,000. UPN is still in its development and is expected for the next several years to continue to record substantial start-up losses.

     Interest and other income totalled $18,746,000, compared to $20,054,000 recorded in last year's first quarter. This income consists mostly of amounts earned on BHC's substantial cash and marketable securities holdings. Such earnings declined from last year's first quarter primarily due to lower interest rates.

     BHC's effective income tax rate rose to 39.7% from 36.2% in the first quarter of 1998, primarily reflecting the realization in 1998 of certain income tax benefits.

     Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 58.5% owned by BHC at March 31, 1999 and 58.7% owned by BHC at March 31, 1998.

     Weighted average common shares outstanding in the first quarter declined to 22,512,000 from 22,800,000 last year, reflecting purchases last year by BHC of its Class A common shares.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     The information appearing in Management's Discussion and Analysis under the caption "Quantitative and Qualitative Disclosures about
Market Risk" is incorporated herein by this reference.


                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.
               ------------------

     BHC reported that on April 6, 1999 a Superior Court jury in Bergen County, New Jersey returned a verdict in favor of a former employee at WWOR-TV in a lawsuit alleging discrimination by the station. WWOR-TV, Inc. is a wholly-owned subsidiary of BHC. The jury awarded a total of $7.3 million in compensatory and punitive damages. Pending post-trial motions, the jury award has not yet been entered as a final judgement by the trial judge. The station and its counsel believe the award was not justified by either the evidence or the law, and intend to appeal. As the judgement is not yet final, and the amount, if any, ultimately to be paid cannot be reasonably estimated, no provision for an amount in excess of insurance coverage has been made in the accompanying financial statements for the period ended March 31, 1999.

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

Date: May 14, 1999

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule