Form 10-Q
period 1999-06-30
BHC COMMUNICATIONS INC
filed 1999-08-13
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                               ----------------------------------
                        OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1999 there were 4,511,605 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                       PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------

                                             June 30,   December 31,
                                               1999         1998
                                           ------------ ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                $   182,871  $    201,175
  Marketable securities (substantially
    all U.S. Government securities)          1,188,130     1,202,070
  Accounts receivable, net                      90,917        85,252
  Film contract rights                          46,091        99,883
  Prepaid expenses and other current assets     44,426        37,952
                                          ------------  ------------
    Total current assets                     1,552,435     1,626,332
                                          ------------  ------------
INVESTMENTS                                     81,764        67,299
                                          ------------  ------------
FILM CONTRACT RIGHTS, less current portion      15,932        23,619
                                           ------------  ------------
PROPERTY AND EQUIPMENT, net                     49,461        48,847
                                          ------------  ------------
INTANGIBLE ASSETS                              364,801       370,394
                                          ------------  ------------
OTHER ASSETS                                     8,142         6,110
                                          ------------  ------------
                                          $  2,072,535  $  2,142,601
                                          ============  ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $     73,830  $     96,595
  Accounts payable and accrued expenses         72,708        93,253
  Income taxes payable                          34,502        36,955
                                          ------------  ------------
    Total current liabilities                  181,040       226,803
                                          ------------  ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR           38,972        62,050
                                          ------------  ------------
OTHER LONG-TERM LIABILITIES                     15,434        17,545
                                          ------------  ------------
MINORITY INTEREST                              147,303       139,876
                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01
    per share; authorized 200,000,000 shares;
    outstanding 4,511,605 shares                    45            45
  Class B common stock - par value $.01
    per share; authorized 200,000,000
    shares; outstanding 18,000,000 shares          180           180
  Retained earnings                          1,666,162     1,675,976
  Accumulated other comprehensive income        23,399        20,126
                                          ------------  ------------
                                             1,689,786     1,696,327
                                          ------------  ------------
                                          $  2,072,535  $  2,142,601
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

                      BHC COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars except per share data)
                            (UNAUDITED)
          -----------------------------------------------

                                Three Months            Six Months
                               Ended June 30,          Ended June 30,
                             --------------------   --------------------
                                1999       1998        1999       1998
                             ---------  ---------   ---------  ---------
OPERATING REVENUES           $ 118,369  $ 120,500   $ 224,864  $ 220,075
                             ---------  ---------   ---------  ---------
OPERATING EXPENSES:
  Television expenses           53,501     52,185     105,042    103,324
  Selling, general and
    administrative              34,842     33,946      69,565     68,995
                             ---------  ---------   ---------  ---------
                                88,343     86,131     174,607    172,319
                             ---------  ---------   ---------  ---------
   Operating income             30,026     34,369      50,257     47,756
                             ---------  ---------   ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income     24,173     18,742      42,919     38,796
  Equity in United Paramount
    Network loss               (27,188)   (22,471)    (57,338)   (42,381)
                             ---------  ---------   ---------  ---------
                                (3,015)    (3,729)    (14,419)    (3,585)
                             ---------  ---------   ---------  ---------
   Income before income taxes
     and minority interest      27,011     30,640      35,838     44,171

INCOME TAX PROVISION            10,800     11,100      14,300     16,000
                             ---------  ---------   ---------  ---------

   Income before minority
    interest                    16,211     19,540      21,538     28,171

MINORITY INTEREST               (5,493)    (4,943)     (8,840)    (7,576)
                             ---------  ---------   ---------  ---------
    Net income               $  10,718  $  14,597   $  12,698  $  20,595
                             =========  =========   =========  =========

Earnings per share:
  Basic                      $     .48  $     .65   $     .56  $     .91
                             =========  =========   =========  =========
  Diluted                    $     .47  $     .64   $     .56  $     .90
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

                    BHC COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------

                                                       Six Months
                                                     Ended June 30,
                                                -----------------------
                                                    1999         1998
                                                ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $   12,698   $   20,595
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (50,302)     (50,642)
    Film contract amortization                      47,943       41,455
    Depreciation and other amortization             10,665       10,707
    Equity in United Paramount Network loss         57,338       42,381
    Minority interest                                8,840        7,576
    Other                                           (8,294)      (1,233)
    Changes in assets and liabilities:
     Accounts receivable                            (5,665)      (1,754)
     Other assets                                   (6,912)      (1,444)
     Accounts payable and other liabilities         (2,359)       3,600
     Income taxes                                    1,196        7,031
                                                ----------   ----------
       Net cash provided from
        operating activities                        65,148       78,272
                                                ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net          18,627       61,143
 Investment in United Paramount Network            (59,950)     (44,250)
 Station acquisition (includes $77,712
  of intangibles)                                     -         (80,280)
 Other investments                                 (12,542)     (21,770)
 Capital expenditures, net                          (5,686)      (4,358)
 Other                                                  (7)         (15)
                                                ----------   ----------
       Net cash used in investing activities       (59,558)     (89,530)
                                                ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                       (22,512)     (22,738)
 Purchase of treasury stock                           -         (38,860)
 Capital transactions of subsidiary                 (1,382)      (5,685)
                                                ----------   ----------
       Net cash used in financing activities       (23,894)     (67,283)
                                                ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (18,304)     (78,541)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     201,175      282,504
                                                ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  182,871   $  203,963
                                                ==========   ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                         BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (79.96% at June 30, 1999) subsidiary of Chris-Craft Industries, Inc., operates nine television stations, three wholly owned and six owned by United Television, Inc. (UTV), 58.5% owned by BHC at June 30, 1999. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At June 30, 1999, BHC's marketable securities consisted of U.S. Government securities, which had a cost of $1,081,428,000 and a fair value of $1,080,541,000, and equity securities, which had a cost of $68,070,000 and a fair value of $107,589,000. The difference between aggregate cost and fair value of $38,632,000 ($23,399,000, net of income taxes and minority interest)is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within one year.

     At December 31, 1998, BHC's marketable securities consisted of U.S. Government securities, which had a cost of $1,093,744,000 and a fair value of $1,095,373,000, and equity securities, which had a cost of $74,670,000 and a fair value of $106,697,000. The difference between aggregate cost and fair value of $33,656,000 ($20,126,000, net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

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

     UPN has been organized as a partnership, and BHC accounts for its partnership interest under the equity method. The carrying value of such interest totalled $3,227,000 at June 30, 1999 and $615,000 at December 31, 1998, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years.

     UPN's condensed statements of operations are as follows (in thousands):
                         Three Months           Six Months
                        Ended June 30,        Ended June 30,
                     -------------------   -------------------
                       1999      1998         1999      1998
                     --------  --------    ---------  ---------
Operating revenues   $ 32,918  $ 26,593    $  63,372  $  47,796
Operating expenses     87,662    71,987      178,726    133,357
                     --------  --------    ---------  ---------
    Operating loss    (54,744)  (45,394)    (115,354)   (85,561)
Other income, net         367       451          677        798
                     --------  --------    ---------  ---------
    Net loss         $(54,377) $(44,943)   $(114,677) $ (84,763)
                     ========  ========    =========  =========

4.   SHAREHOLDERS' INVESTMENT:

     As of June 30, 1999, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,511,605 shares of Class A common stock. At June 30, 1999, 185,497 shares of Class A common stock remain authorized for purchase. In January 1999, BHC's Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $22.5 million, was paid in February 1999.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $828,000 and $7,010,000 in the first six months of 1999 and 1998, respectively, proceeds to UTV of $1,400,000 and $3,259,000 in the first six months of 1999 and 1998, respectively, from the exercise of stock options, and UTV's $.50 per share dividend in both periods, adjusted for intercompany eliminations and minority interest.

5.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, BHC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                                Three Months        Six Months
                               Ended June 30,     Ended June 30,
                            ------------------  ------------------
                               1999      1998     1999     1998
                            --------  --------  --------  --------
Net income                  $ 10,718  $ 14,597  $ 12,698  $ 20,595
Other comprehensive income
 (loss), net of taxes and
 minority interest               265      (921)    3,273     8,264
                            --------  --------  --------  --------
Comprehensive income        $ 10,983  $ 13,676  $ 15,971  $ 28,859
                            ========= ========  ========  ========

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1999 aggregated approximately $368.5 million, including $98.5 million applicable to UTV.
BHC also has a remaining commitment to invest over time up to $28.5 million, of which $17.8 million is in investment limited partnerships, including $14.0 million applicable to UTV.

     BHC expects to make significant expenditures developing UPN.  See Note
3.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW in Orlando, Florida, for approximately $60 million and possible future consideration. See Note 9.

     In April 1999, a jury awarded damages totalling $7.3 million (excluding interest and legal fees which are not expected to be material) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified, and intend to appeal. The judgement is not yet final, and it is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in BHC's financial statements relating to this matter.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):

                        Three Months              Six Months
                       Ended June 30,           Ended June 30,
                    -----------------------  ----------------------
                       1999         1998        1999        1998
                    ----------   ----------  ----------  ----------
BASIC:
------
Weighted average
 common shares
 outstanding        22,511,605   22,626,901  22,511,605  22,713,218
                    ==========   ==========  ==========  ==========
Net income          $   10,718   $   14,597  $   12,698  $   20,595
                    ==========   ==========  ==========  ==========
Basic earnings
 per share          $      .48   $      .65  $      .56  $      .91
                    ==========   ==========  ==========  ==========

DILUTED:
--------
Weighted average
 common shares
 outstanding        22,511,605   22,626,901  22,511,605  22,713,218
                    ==========   ==========  ==========  ==========
Net income          $   10,718   $   14,597  $   12,698  $   20,595
Dilution of UTV net
 income from UTV
 stock options             (32)         (32)        (42)        (50)
                    ----------   ----------  ----------  ----------
                    $   10,686   $   14,565  $   12,656  $   20,545
                    ==========   ==========  ==========  ==========
Diluted earnings
 per share          $      .47   $      .64  $      .56  $      .90
                    ==========   ==========  ==========  ==========

8.   SEGMENT REPORTING:

     BHC has one reportable segment, the Television Division, which is reported in the consolidated financial statements. UPN, which is accounted for on the equity method, is also considered a reportable segment under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." However, all required segment information relating to UPN is included in
Note 3.

9.   SUBSEQUENT EVENT:

     In July 1999, UTV completed the acquisition of the assets of UHF television station WRBW in Orlando, Florida, for $60 million plus a net amount of $8,174,000 related to the purchase of receivables, assumption of programming obligations and other adjustments. The purchase price was paid from working capital. UTV remains obligated for possible future consideration relating to the purchase of up to $25 million.

                          BHC COMMUNICATIONS, INC.
                          ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     BHC's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.37 billion at June 30, 1999, and BHC has no debt outstanding. BHC has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

     BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments.
The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $2.4 million in the six month period ended June 30, 1999 and by $9.2 million in the corresponding 1998 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first six months of 1999 increased 17%, while station earnings increased 5%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances declined slightly, to $1.37 billion at June 30, 1999, from $1.40 billion at December 31, 1998. Such $32.2 million decline was incurred despite six month operating cash flow of $65.1 million, primarily due to UPN funding and the payment of a special dividend.

     A special $1.00 per share cash dividend, aggregating $22.5 million, was paid in February 1999. Similar dividends were paid in February 1998 and February 1997. BHC plans to consider annually the payment of a special dividend.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased, including 226,503 shares in 1998 from United Television, Inc., BHC's 58.5% owned subsidiary, for a total cost of $516.5 million. During the three year period ended December 31, 1998, UTV expended $42.6 million acquiring its own common shares, and 729,649 UTV shares remained authorized for purchase at that date. No additional such shares were acquired by BHC during the first six months of 1999, and UTV expended $.8 million acquiring its own common shares during that period.

     In January 1998, UTV purchased the assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80.3 million in cash. The station's call letters were changed to WUTB and the station became a UPN affiliate. In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW, Channel 65, in Orlando, Florida. The acquisition was completed in July 1999 for $60 million plus a net amount of $8,174,000 related to the purchase of receivables, assumption of programming obligations and other adjustments. The purchase price was paid from working capital. UTV remains obligated for possible future consideration relating to the purchase of up to $25 million. BHC intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its development, incurred start-up losses of $177.2 million in 1998, $170.2 million in 1997, $146.3 million in 1996 and
$129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $60 million in the first six months of 1999.

     BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1999, commitments for such programming totalled approximately $368.5 million, including $98.5 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $28.5 million, of which $17.8 million is in investment limited partnerships, including $14.0 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1999 (including any related to UPN) were not material. During 1998, BHC stations began converting to digital television (DTV). The conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. In April 1999, KBHK in San Francisco became the first of the BHC stations to make the initial conversion to DTV signal transmission. This conversion is expected to take a number of years and will be subject to competitive market conditions. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

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

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     BHC is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes.
The table below provides information as of June 30, 1999 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                      Cost               Fair Value
                                      ----               ----------

  U.S. Government securities       $ 1,081,428           $ 1,080,541
  Equity securities                $    68,070           $   107,589

Results of Operations
---------------------

     BHC net income in the second quarter of 1999 totalled $10,718,000, or $.48 per share ($.47 per share diluted), compared to net income in last year's second quarter of $14,597,000, or $.65 per share ($.64 per share diluted). Lower earnings at our core television station group and higher start-up losses at UPN, which is 50% owned by BHC, were only partially offset by increased interest and other income.

     For the first six months of 1999, BHC net income totalled $12,698,000, or $.56 per share ($.56 per share diluted), compared to net income of $20,595,000, or $.91 per share ($.90 per share diluted), in last year's comparable period. The decline in year to date earnings mostly reflects higher UPN losses.

     Weighted average common shares outstanding declined to 22,512,000 from 22,627,000 in the quarter, and to 22,512,000 from 22,713,000 in the six month period, reflecting our purchases last year of BHC Class A common shares.

     Station group earnings in the second quarter declined 9%, to $36,372,000 from last year's $40,017,000, as station operating revenues fell 2%, to $115,904,000 from $118,007,000, and station operating expenses rose 2%. Operating income accordingly declined 13%, to $30,026,000 from $34,369,000 last year.

     For the first six months of 1999, station group earnings increased 5%, to $63,071,000 from $60,241,000, mainly due to approximately $4.8 million of copyright royalties, of which $4.3 million was recorded in the first quarter, paid to our New York station, WWOR, for prior years, when certain of its programming was carried on distant cable systems. Station operating revenues for the six months, including the royalty payments, rose 2%, to $220,327,000 from $215,631,000. Reflecting the increase in station group earnings, operating income in the period increased 5%, to $50,257,000 from $47,756,000.

     Interest and other income, which consists mostly of amounts earned on cash and marketable securities holdings, rose to $24,173,000 in the second quarter from $18,742,000 last year, due mostly to marketable security gains, which offset a decline in interest income. Interest and other income totalled $42,919,000 in the six month period, compared to $38,796,000 last year.

     UPN's losses have widened in 1999 due to the expansion of the network's prime time schedule to five weekday evenings this year from three last year, ratings declines and expenses related to cancelled programs. BHC's 50% share of UPN's losses rose to $27,188,000 from $22,471,000 in the second quarter, and to $57,338,000 from $42,381,000 in the six month period.

     BHC's effective income tax rate rose to approximately 40% in the 1999 periods from approximately 36% in the 1998 periods, primarily reflecting the realization in 1998 of certain income tax benefits.

     Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 58.5% owned by BHC at June 30, 1999 and 58.6% owned by BHC at June 30, 1998.


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



                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on May 4, 1999.

     The following were elected directors, each receiving the number of votes set opposite his or her name:

                                                      Broker
                        For               Withheld   Non-votes
                        ---               --------   ---------
Laurence M. Kashdin   183,732,850         62,214        -0-
Joelen K. Merkel      183,733,413         61,651        -0-
Herbert J. Siegel     183,733,297         61,767        -0-

     The selection of PricewaterhouseCoopers LLP as BHC's auditors for the current year was ratified by the following vote:

                                                           Broker
      For             Against            Abstain          Non-votes
      ---             -------            -------          ---------
   183,762,684        25,135              7,245              -0-

tem 6.   Exhibits and Reports on Form 8-K.
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

Date: August 13, 1999


                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule