Form 10-Q
period 1999-09-30
BHC COMMUNICATIONS INC
filed 1999-11-15
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
                               ----------------------------------
                              OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1999 there were 4,511,605 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                       PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------

                                           September 30, December 31,
                                               1999         1998
                                           ------------ ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                $   146,980  $    201,175
  Marketable securities (substantially
    all U.S. Government securities)          1,185,780     1,202,070
  Accounts receivable, net                      88,515        85,252
  Film contract rights                         133,934        99,883
  Prepaid expenses and other current assets     30,911        37,952
                                          ------------  ------------
    Total current assets                     1,586,120     1,626,332
                                          ------------  ------------
INVESTMENTS                                     85,785        67,299
                                          ------------  ------------
FILM CONTRACT RIGHTS, less current portion      53,048        23,619
                                           ------------  ------------
PROPERTY AND EQUIPMENT, net                     57,393        48,847
                                          ------------  ------------
INTANGIBLE ASSETS                              419,191       370,394
                                          ------------  ------------
OTHER ASSETS                                    10,061         6,110
                                          ------------  ------------
                                          $  2,211,598  $  2,142,601
                                          ============  ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $    115,015  $     96,595
  Accounts payable and accrued expenses        102,916        93,253
  Income taxes payable                          31,426        36,955
                                          ------------  ------------
    Total current liabilities                  249,357       226,803
                                          ------------  ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR           95,032        62,050
                                          ------------  ------------
OTHER LONG-TERM LIABILITIES                     15,548        17,545
                                          ------------  ------------
MINORITY INTEREST                              152,441       139,876
                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01
    per share; authorized 200,000,000 shares;
    outstanding 4,511,605 shares                    45            45
  Class B common stock - par value $.01
    per share; authorized 200,000,000
    shares; outstanding 18,000,000 shares          180           180
  Retained earnings                          1,678,114     1,675,976
  Accumulated other comprehensive income        20,881        20,126
                                          ------------  ------------
                                             1,699,220     1,696,327
                                          ------------  ------------
                                          $  2,211,598  $  2,142,601
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

                     BHC COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars except per share data)
                            (UNAUDITED)
          -----------------------------------------------

                                Three Months            Nine Months
                              Ended September 30,   Ended September 30,
                             --------------------   --------------------
                                1999       1998        1999       1998
                             ---------  ---------   ---------  ---------
OPERATING REVENUES           $ 114,293  $ 102,794   $ 339,157  $ 322,869
                             ---------  ---------   ---------  ---------
OPERATING EXPENSES:
  Television expenses           53,253     52,023     158,295    155,347
  Selling, general and
    administrative              35,429     30,088     104,994     99,083
                             ---------  ---------   ---------  ---------
                                88,682     82,111     263,289    254,430
                             ---------  ---------   ---------  ---------
   Operating income             25,611     20,683      75,868     68,439
                             ---------  ---------   ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income     18,357     20,168      61,276     58,964
  Equity in United Paramount
    Network loss               (16,900)   (10,438)    (74,238)   (52,819)
                             ---------  ---------   ---------  ---------
                                 1,457      9,730     (12,962)     6,145
                             ---------  ---------   ---------  ---------
   Income before income taxes
     and minority interest      27,068     30,413      62,906     74,584

INCOME TAX PROVISION            10,800     11,100      25,100     27,100
                             ---------  ---------   ---------  ---------

   Income before minority
    interest                    16,268     19,313      37,806     47,484

MINORITY INTEREST               (4,526)    (3,501)    (13,366)   (11,077)
                             ---------  ---------   ---------  ---------
    Net income               $  11,742  $  15,812   $  24,440  $  36,407
                             =========  =========   =========  =========

Earnings per share:
  Basic                      $     .52  $     .70   $    1.09  $    1.61
                             =========  =========   =========  =========
  Diluted                    $     .52  $     .70   $    1.08  $    1.60
                             =========  =========   =========  =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    BHC COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------
                                                       Nine Months
                                                  Ended September 30,
                                                -----------------------
                                                    1999         1998
                                                ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $   24,440   $   36,407
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (76,212)     (75,654)
    Film contract amortization                      69,435       61,506
    Depreciation and other amortization             16,410       15,995
    Equity in United Paramount Network loss         74,238       52,819
    Minority interest                               13,366       11,077
    Other                                          (10,473)      (3,395)
    Changes in assets and liabilities:
     Accounts receivable                            (1,966)      13,367
     Other assets                                   (3,415)         853
     Accounts payable and other liabilities          3,280        3,002
     Income taxes                                   (1,940)       8,164
                                                ----------   ----------
       Net cash provided from
        operating activities                       107,163      124,141
                                                ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net          29,073      131,349
 Investment in United Paramount Network            (75,950)     (57,000)
 Station acquisitions (includes $57,521
   and $77,668 of intangibles)                     (61,358)     (80,280)
 Other investments                                 (17,798)     (21,699)
 Capital expenditures, net                         (12,318)      (6,999)
 Other                                                 (10)         (19)
                                                ----------   ----------
       Net cash used in investing activities      (138,361)     (34,648)
                                                ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                       (22,512)     (22,738)
 Purchase of treasury stock                           -         (44,110)
 Capital transactions of subsidiary                   (485)      (5,562)
                                                ----------   ----------
       Net cash used in financing activities       (22,997)     (72,410)
                                                ----------   ----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                  (54,195)      17,083

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     201,175      282,504
                                                ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  146,980   $  299,587
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


                         BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (79.96% at September 30, 1999) subsidiary of Chris-Craft Industries, Inc., operates ten television stations, three wholly owned and seven owned by United Television, Inc. (UTV), 58.4% owned by BHC at September 30, 1999. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 1999, BHC's marketable securities consisted of U.S. Government securities, which had a cost of $1,083,145,000 and a fair value of $1,082,336,000, and equity securities, which had a cost of $68,013,000 and a fair value of $103,444,000. The difference between aggregate cost and fair value of $34,622,000 ($20,881,000, net of income taxes and minority interest)is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within fifteen months.

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

     UPN has been organized as a partnership, and BHC accounts for its partnership interest under the equity method. The carrying value of such interest totalled $2,327,000 at September 30, 1999 and $615,000 at December 31, 1998, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years.

     UPN's condensed statements of operations are as follows (in thousands):

                         Three Months           Nine Months
                      Ended September 30,   Ended September 30,
                     -------------------   -------------------
                       1999      1998         1999      1998
                     --------  --------    ---------  ---------
Operating revenues   $ 31,615  $ 19,012    $  94,987  $  66,808
Operating expenses     65,749    40,266      244,475    173,623
                     --------  --------    ---------  ---------
    Operating loss    (34,134)  (21,254)    (149,488)  (106,815)
Other income, net         335       379        1,012      1,177
                     --------  --------    ---------  ---------
    Net loss         $(33,799) $(20,875)   $(148,476) $(105,638)
                     ========  ========    =========  =========

4.   SHAREHOLDERS' INVESTMENT:

     As of September 30, 1999, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,511,605 shares of Class A common stock. At September 30, 1999, 185,497 shares of Class A common stock remain authorized for purchase. In January 1999, BHC's Board of Directors declared a special cash dividend of $1.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $22.5 million, was paid in February 1999.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $828,000 and $7,010,000 in the first nine months of 1999 and 1998, respectively, proceeds to UTV of $2,297,000 and $3,382,000 in the first nine months of 1999 and 1998, respectively, from the exercise of stock options, and UTV's $.50 per share dividend in both periods, adjusted for intercompany eliminations and minority interest.

5.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, BHC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                                Three Months       Nine Months
                            Ended September 30, Ended September 30,
                            ------------------  ------------------
                               1999      1998     1999     1998
                            --------  --------  --------  --------
Net income                  $ 11,742  $ 15,812  $ 24,440  $ 36,407
Other comprehensive income
 (loss), net of taxes and
 minority interest            (2,518)   (2,648)      755     5,616
                            --------  --------  --------  --------
Comprehensive income        $  9,224  $ 13,164  $ 25,195  $ 42,023
                            ========= ========  ========  ========

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1999 aggregated approximately $277.5 million, including $78.8 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $16.2 million in investment limited partnerships, including $5.0 million applicable to UTV.

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

     In July 1999, UTV completed the acquisition of the net assets of UHF television station WRBW-TV in Orlando, Florida. UTV remains obligated for possible future consideration relating to the purchase of up to $25,000,000.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):

                          Three Months            Nine months
                       Ended September 30,    Ended September 30,
                    -----------------------  ----------------------
                       1999         1998        1999        1998
                    ----------   ----------  ----------  ----------
BASIC:
------
Weighted average
 common shares
 outstanding        22,511,605   22,515,405  22,511,605  22,647,280
                    ==========   ==========  ==========  ==========
Net income          $   11,742   $   15,812  $   24,440  $   36,407
                    ==========   ==========  ==========  ==========
Basic earnings
 per share          $      .52   $      .70  $     1.09  $     1.61
                    ==========   ==========  ==========  ==========

DILUTED:
--------
Weighted average
 common shares
 outstanding        22,511,605   22,515,405  22,511,605  22,647,280
                    ==========   ==========  ==========  ==========
Net income          $   11,742   $   15,812  $   24,440  $   36,407
Dilution of UTV net
 income from UTV
 stock options             (12)         (25)        (54)        (75)
                    ----------   ----------  ----------  ----------
                    $   11,730   $   15,787  $   24,386  $   36,332
                    ==========   ==========  ==========  ==========
Diluted earnings
 per share          $      .52   $      .70  $     1.08  $     1.60
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

                         BHC COMMUNICATIONS, INC.
                          ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     BHC's financial position continues to be strong and highly liquid.
Cash and marketable securities totalled $1.33 billion at September 30, 1999, and BHC has no debt outstanding. BHC has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

     BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments.
The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $6.8 million in the nine month period ended September 30, 1999 and by $14.1 million in the corresponding 1998 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first nine months of 1999 increased 22%, while station earnings increased 11%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances declined to $1.33 billion at September 30, 1999 from $1.40 billion at December 31, 1998. Such $70.5 million decline was incurred despite nine month operating cash flow of $107.2 million, primarily due to the $61.4 million cash acquisition of television station WRBW, UPN funding totalling $76 million, capital expenditures totalling $12.3 million and the payment by BHC of a special dividend totalling $22.5 million.

     A special $1.00 per share cash dividend, aggregating $22.5 million, was paid in February 1999. Similar dividends were paid in February 1998 and February 1997. BHC plans to consider annually the payment of a special dividend.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased, including 226,503 shares in 1998 from United Television, Inc., BHC's 58.4% owned subsidiary, for a total cost of $516.5 million. During the three year period ended December 31, 1998, UTV expended $42.6 million acquiring its own common shares, and 729,649 UTV shares remained authorized for purchase at that date. No additional such shares were acquired by BHC during the first nine months of 1999, and UTV expended $.8 million acquiring its own common shares during that period.

     In January 1998, UTV purchased the net assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80.3 million in cash. The station's call letters were changed to WUTB and the station became a UPN affiliate. In July 1999, UTV purchased the assets of UHF television station WRBW, Channel 65, a UPN affiliate in Orlando, Florida, for approximately $61.4 million in cash and possible future consideration. BHC intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its development, incurred start-up losses of $177.2 million in 1998, $170.2 million in 1997, $146.3 million in 1996 and
$129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $76 million in the first nine months of 1999.

     BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1999, commitments for such programming totalled approximately $277.5 million, including $78.8 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $16.2 million in investment limited partnerships, including $5.0 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1999 (including any related to UPN) were not material. During 1998, BHC stations began converting to digital television (DTV). The conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. BHC expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

     BHC, which completed an assessment of its year 2000 issues in 1998, believes that the total estimated compliance cost is immaterial. BHC has substantially completed all remediation efforts, including third party systems testing. BHC continues to believe that such issues will not have a material effect on its business, results of operations or financial condition.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     BHC is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes.
The table below provides information as of September 30, 1999 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                      Cost               Fair Value
                                      ----               ----------

  U.S. Government securities       $ 1,083,145           $ 1,082,336
  Equity securities                $    68,013           $   103,444

Results of Operations
---------------------

     BHC net income in the third quarter of 1999 totalled $11,742,000, or $.52 per share ($.52 per share diluted), compared to net income in last year's third quarter of $15,812,000, or $.70 per share ($.70 per share diluted). Earnings at BHC's core television station group rose strongly, but net income declined primarily due to higher start-up losses at United Paramount Network and a decline in interest and other income.

     For the first nine months of 1999, BHC net income totalled $24,440,000, or $1.09 per share ($1.08 per share diluted), compared to net income of $36,407,000, or $1.61 per share ($1.60 per share diluted), in last year's comparable period. The decline in year to date net income mostly reflects higher UPN losses, which more than offset an increase in station group earnings.

     Station operating revenues in the third quarter rose 11%, to $111,901,000 from $100,703,000, reflecting overall strong demand for television advertising and key programming successes. After a 6% increase in station operating expenses, station earnings rose 26%, to $33,243,000 from last year's $26,302,000. Station earnings excluding amounts associated with stock price based retirement plan expense rose 41%. The increase in station earnings produced a 24% increase in third quarter operating income, to $25,611,000 from $20,683,000 last year. WRBW results were not significant.

     For the first nine months of 1999, station group earnings increased 11%, to $96,314,000 from $86,543,000, mainly due to the strong third quarter results and approximately $4.8 million of mostly nonrecurring copyright royalties recorded in the first six months of 1999, which factors were only partially offset by a $2.1 million increase in station expense associated with stock price based retirement plans. Excluding such expense, television
group earnings for the nine months increased 14%.   Station operating
revenues for the nine months, including the copyright royalty income, rose 5%, to $332,228,000 from $316,334,000. Reflecting the increase in station group earnings, operating income in the period increased 11%, to $75,868,000 from $68,439,000.

     Interest and other income, which consists mostly of amounts earned on cash and marketable securities holdings, declined to $18,357,000 in the third quarter from $20,168,000 last year, due mostly to marketable security gains realized in last year's third quarter. Interest and other income in the nine month period increased to $61,276,000 from $58,964,000 last year, primarily due to marketable security gains realized in the first six months of 1999.

     BHC's 50% share of UPN's third quarter loss increased to $16,900,000 from $10,438,000, mainly reflecting the expansion of the network's prime time schedule to five weekday evenings this year from three last year. Nonetheless, UPN's competitive position has improved considerably this fall, generating significantly improved ratings for the network and its affiliates. BHC's share of UPN's nine month loss rose to $74,238,000 from last year's $52,819,000, additionally reflecting earlier in the year ratings declines and expenses related to cancelled programs.

     BHC's effective income tax rate rose to approximately 40% in the 1999 periods from approximately 36% in the 1998 periods, primarily reflecting the realization in 1998 of certain income tax benefits.

     Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 58.4% and 58.6% owned by BHC at September 30, 1999 and September 30, 1998, respectively.

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

Date: November 15, 1999


                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule