Form 10-K
period 1999-12-31
BHC COMMUNICATIONS INC
filed 2000-03-30
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each Exchange
Title of each class                                  on which registered
-------------------                                 ---------------------

 CLASS A COMMON STOCK                              AMERICAN STOCK EXCHANGE
   $0.01 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act:   NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 29, 2000, was approximately $718,000,000.

         As of February 29, 2000, there were 4,511,605 shares of the registrant's Class A Common Stock and 18,000,000 shares of the registrant's Class B Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


                  DOCUMENT                                     PART

     Those portions of the registrant's annual                  II
     report to  stockholders for the
     fiscal year ended December 31, 1999
     (the "Annual Report") that are
     specifically identified herein as
     incorporated by reference into this
     Form 10-K.

     Those portions of the registrant's proxy                  III
     statement  for the registrant's
     2000 Annual Meeting (the "Proxy
     Statement") that are specifically
     identified herein as incorporated by
     reference into this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

                                     GENERAL

     BHC Communications, Inc. ("BHC"), the majority owned (80% at February 29,
2000) television broadcasting subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"), was organized in Delaware in 1977 under the name "BHC, Inc." and changed its name to BHC Communications, Inc. in 1989. BHC's principal business is television broadcasting, conducted through its wholly owned subsidiaries, Chris-Craft Television, Inc. ("CCTV") and Pinelands, Inc. ("Pinelands"), and its majority owned (58% at February 29, 2000) subsidiary, United Television, Inc. ("UTV").

         At February 29, 2000, BHC, solely through subsidiaries, had 1,135 full-time employees and 134 part-time employees.


TELEVISION BROADCASTING

         BHC operates six very high frequency ("VHF") television stations and four ultra high frequency ("UHF") television stations, together constituting Chris-Craft's Television Division. Commercial television broadcasting in the United States is conducted on 68 channels numbered 2 through 69. Channels 2 through 13 are in the VHF band, and channels 14 through 69 are in the UHF band. In general, UHF stations are at a disadvantage relative to VHF stations, because UHF frequencies are more difficult for households to receive. This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

         Commercial broadcast television stations may be affiliated with one of the three major national networks (ABC, NBC and CBS); three more recently established national networks (Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN"), and The WB Network ("WB")), which provide substantially fewer hours of programming; or may be independent.

         On March 20, 2000, BHC elected to sell its 50% interest in UPN for $5,000,000 to Viacom, Inc., UPN's other 50% owner, under the "buy-sell" provisions of the UPN Joint Venture Agreement, which Viacom had triggered. On March 16, 2000, a New York Supreme Court upheld Viacom's exercise of the buy-sell in a lawsuit brought by BHC that sought to enjoin the Viacom-CBS merger as a violation of the non-compete provision of the Joint Venture Agreement. The sale is expected to close by March 31, 2000.

         As a result of the sale, BHC will have no further ownership interest in the network or obligation to fund UPN's operations. BHC's eight television stations that are currently affiliated with UPN will remain affiliates after the sale. BHC expects to record a loss of approximately $10,000,000 in connection with the sale, to be reflected in results of operations for the three months ended March 31, 2000.

         The following table sets forth certain information with respect to BHC stations and their respective markets:

                                                      Total
                                                   Commercial
              Network Af-    DMA TV                 Stations          DMA
Station and   filiation/     House-       DMA     Operating in     Cable TV
Location(1)   Channel        holds(2)    Rank(2)    Market(3)    Penetration(4)
-----------   -----------  ----------   --------  ------------   --------------
WWOR(5)        UPN 9        6,874,990      1st       6VHF               74%
  Secaucus                                          14UHF

KCOP           UPN 13       5,234,690      2nd       7VHF               65%
  Los Angeles                                       10UHF

KPTV           UPN 12       1,004,140     23rd       4VHF               62%
  Portland                                           2UHF


KMSP           UPN 9        1,481,050     14th       4 VHF              54%
  Minne-                                             3 UHF
  apolis/
  St. Paul

KTVX           ABC 4          720,860     36th       4 VHF              53%
  Salt                                               2 UHF
  Lake City

KMOL           NBC 4          684,730     37th       3 VHF              66%
  San                                                3 UHF
  Antonio

KBHK           UPN 44       2,423,120      5th       4 VHF              72%
  San                                               10 UHF
  Francisco

KUTP           UPN 45       1,390,750     17th       4 VHF              59%
  Phoenix                                            4 UHF

WRBW           UPN 65       1,101,920     22nd       3 VHF              76%
  Orlando                                            9 UHF

WUTB           UPN 24         999,200     24th       3 VHF              68%
  Baltimore                                          3 UHF

------------

    (1) KCOP and KPTV are owned by CCTV; WWOR is owned by Pinelands; the remaining stations are owned by UTV.

    (2) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source: Nielsen Media Research television households universe estimates.

    (3) Additional channels have been allocated by the FCC for activation as commercial television stations in certain of these markets. Also, additional stations may be located within the respective DMAs of UTV stations but outside the greater metropolitan television markets in which UTV stations operate.

   (4) Cable penetration refers to the percentage of DMA television viewing households receiving cable television service, as estimated by Nielsen Media Research.

   (5) WWOR UPN 9 broadcasts across a tri-state area including the entire New York City metropolitan area.

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


         Programming

         BHC's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC invests directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1999 was not significant to BHC's financial position. BHC television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

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

         Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $151,369,000 as of December 31, 1999. The stations were committed for film and sports rights contracts aggregating $278,000,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 7 of Notes to Consolidated Financial Statements.

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


         Sources of Revenue

         The principal source of revenues for BHC stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. Most advertising contracts are short-term. The relative contributions of national and local advertising to BHC's gross cash advertising revenues vary from time to time.

         BHC's television business is seasonal, like that of the television broadcasting business generally. In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

         Advertising is generally placed with BHC stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through a national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. UTV has established a national sales representative organization, United Television Sales, Inc. ("UTS"), which represents nine of the ten BHC stations.

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

         KMSP UPN 9's license renewal was granted on February 11, 2000 and is due to expire on April 1, 2006. KTVX's license renewal was granted on October 9, 1998 and is due to expire on October 1, 2006. KUTP UPN 45's license renewal was granted on April 20, 1999 and is due to expire on October 1, 2006. KCOP UPN 13's license renewal was granted on January 8, 1999 and is due to expire on December 1, 2006. KBHK UPN 44's license renewal was granted on January 8, 1999 and is due to expire on December 1, 2006. KPTV UPN 12's license renewal was granted on January 28, 1999 and is due to expire on February 1, 2006. KMOL's license renewal was granted on November 12, 1998 and is due to expire on August 1, 2006. WWOR UPN 9's license renewal was granted on July 7, 1999 and is due to expire on June 1, 2007. WUTB UPN 24's license was assigned to UTV of

Baltimore, Inc., a subsidiary of UTV, on January 20, 1998 and is due to expire on October 1, 2001. WRBW UPN 65's license was assigned to UTV of Orlando, Inc., a subsidiary of UTV, on July 7, 1999 and is due to expire on February 1, 2005.

         On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes became effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change.

         Among other changes, the FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, one entity may have attributable interests in two television stations in the same DMA, provided that (1) one of the two stations is not among the top four in audience share, and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA, if the proposed transaction is consummated. The new rules also permit common ownership of television stations in the same DMA, if one of the stations to be commonly owned has failed, is failing or is unbuilt, or if extraordinary public interest factors are present. To transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to again demonstrate compliance with the new rules. Lastly, the new rules authorize the common ownership of television stations with overlapping signal contours as long as the stations to be commonly owned are located in different DMAs.

         Similarly, the FCC relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations or one television station and seven radio stations in the same market, provided that
(1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with the FCC's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If these various "independent voices" tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

         The FCC made other changes to its rules that determine what constitutes an "attributable interest" in applying the FCC Ownership Rules. Under the new rules, a party will be deemed to have an attributable interest in a television or radio station, cable system, or daily newspaper that triggers the FCC's cross-ownership restrictions, if (1) it is a non-passive investor, and it owns 5% or more of the voting stock in the media outlet or its controlling parent;
(2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet, and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest in another media outlet in the same market.

         The FCC also declared that local marketing agreements, or "LMAs", now will be attributable interests for purposes of the FCC Ownership Rules. The FCC will grandfather LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Ownership Rules.

         Finally, the FCC eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market.

         It is difficult to assess how these changes in the FCC ownership restrictions will affect BHC's broadcast business.

         FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled, or had an attributable interest in television stations capable of reaching, in the aggregate, a maximum of 35% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. Applying the 50% reach attribution rule to BHC's four UHF stations, the 10 BHC stations are deemed to reach approximately 19% of the nation's television households. The FCC is considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

         FCC regulations also prohibit common ownership or control between two of ABC, NBC, CBS, and Fox, or any one of those four networks and, under current interpretation, either UPN or WB. The FCC is considering whether to modify or eliminate this rule.

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

         The FCC recently adopted regulations requiring increased closed-captioning of video programming. Subject to various exemptions, television stations will be required to begin broadcasting specified amounts or a specified percentage of new programs with closed captioning in the year 2000 and specified percentages of pre-rule programming commencing in 2008.

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

         The FCC has taken a number of steps to implement digital television service ("DTV") (including high definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On February 17, 1998, the FCC affirmed an amended table of digital channel allotments and rules for the implementation of DTV, initially adopted in 1997. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The DTV channels assigned to BHC television stations are as follows:
KCOP, channel 66; KBHK, channel 45; KMSP, channel 26; WWOR, channel 38; KPTV, channel 30; KMOL, channel 58; KTVX, channel 40; KUTP, channel 26; WUTB, channel 41; and WRBW, channel 41. Implementation of DTV is expected to improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, as long as they continue to provide at least one free, over-the-air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions that have not been subjected to extensive field testing and that, along with specific digital channel assignments, may be subjected to further administrative and judicial review. Conversion to DTV may reduce the geographic reach of the BHC television stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on BHC television stations, primarily due to the capital costs associated with construction of DTV facilities, and increased operating costs, both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. The FCC is also conducting a rule making proceeding to determine whether and the extent to which cable television systems should be obligated to carry the signals of broadcast DTV stations.

         Some of BHC's television stations began broadcasting on their DTV channels, in addition to their analog broadcasts, in 1999. BHC has filed applications with the FCC for permits to construct DTV facilities for each of its other stations, except WRBW, for which an extension of time has been granted. Future capital expenditures by BHC will be compatible with the new technology whenever possible.

         The FCC is conducting a rulemaking proceeding to consider relaxing or eliminating its rules prohibiting broadcast networks from (i) restricting their affiliates' rights to reject network programming, (ii) reserving an option to use specified amounts of their affiliates' broadcast time, and (iii) forbidding their affiliates from broadcasting the programming of another network; and to consider relaxing its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network. BHC is unable to predict the outcome of these proceedings.

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

         On January 20, 2000, the FCC approved new equal employment opportunity and outreach requirements that will apply to all broadcast licensees (and cable operators). Although the FCC has not yet released the text of these rules, the key elements are: (1) licensees will be required to implement a minority outreach program; (2) licensees with five or more full-time employees must place a report regarding their outreach efforts in their public inspection file annually, and, if they have more than 10 full-time employees, they must submit the last four years of these reports to the FCC at the halfway point and endpoint of their license terms, which will be subject to FCC review; (3) licensees with five or more full-time employees also must file with the FCC a "Statement of Compliance" with regard to their outreach efforts every two years; and (4) licensees with five or more full-time employees also must file annual employment reports, of the sort filed prior to 1998, which the FCC will use only to monitor minority employment.

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

         There are at least five other commercial television stations in each market served by a BHC station. BHC believes that the three VHF major-network affiliates and the two other VHF stations in New York City generally attract a larger viewing audience than does WWOR UPN 9, and that WWOR UPN 9 generally attracts a viewing audience larger than the audiences attracted by the UHF stations in the New York City market. In Los Angeles, the three VHF major-network affiliates, three other VHF stations, and one UHF station generally attract a larger viewing audience than does KCOP UPN 13, and KCOP UPN 13 generally attracts a viewing audience larger than the other nine UHF stations in Los Angeles. In Portland, the three VHF major-network affiliated stations generally attract a larger audience than does KPTV UPN 12, which generally attracts an audience equal to one and larger than the other of the independent stations, both of which are UHF stations. BHC believes that, in Minneapolis/St. Paul, KMSP UPN 9 generally attracts a smaller viewing audience than the three major network-affiliated VHF stations, has a viewing audience the same size as the Fox UHF affiliate, and has a larger viewing audience than the other two stations, both of which are UHF stations. In Salt Lake City, KTVX generally ranks second of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks first of the six stations in terms of audience share. Of the 14 commercial television stations in San Francisco, KBHK UPN 44 generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP UPN 45 generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market. WRBW UPN 65 generally ranks sixth in terms of audience share, of the twelve commercial stations in the Orlando market. In Baltimore, WUTB UPN 24 generally ranks sixth of the six commercial stations in terms of audience share.

         BHC stations may face increased competition in the future from additional television stations that may enter their respective markets. See note
(3) to the table under Television Broadcasting.

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

         While Federal law has until recently generally prohibited local telephone companies from providing video programming to subscribers in their service areas, this prohibition has been substantially eliminated by the Telecom Act. The FCC has also recently adopted rules for "Open Video Systems" -- a new structure of video delivery system authorized by the Telecom Act for provision by local telephone companies and, if permitted by the FCC, others. BHC is unable to predict the outcome or effect of these developments. As of June 1999, there were approximately 60,000 subscribers to OVS systems.

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

         Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. The emergence of home satellite dish antennas has made it possible for individuals to receive a host of video programming options via satellite transmission. Four direct to home satellite systems ("DTH") currently provide service. The number of subscribers to DTH services increased substantially during the past five years, to approximately 13.1 million, as of December 1999.

         On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act ("SHVIA"). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations' programming into the stations' respective local markets. After May 27, 2000, satellite carriers will be prohibited from delivering a local signal into their local markets - so called "local-into-local" service - without the consent or must-carry election of such stations, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers. SHVIA does not require satellite carriers to, but provides that carriers that choose to do so must, comply with certain mandatory signal carriage requirements by a date certain, as defined by the Act, or as-yet to be drafted FCC regulations. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has initiated several rule making proceedings, as required by SHVIA, to implement certain aspects of the Act, such as standards for good faith retransmission consent negotiations, must-carry procedures, exclusivity protection for local stations against certain distant signals, and enforcement.

         An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator. At the end of 1999, wireless cable systems served about 1.5 million subscribers.

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

         WWOR owns office and studio facilities in Secaucus, New Jersey, containing approximately 110,000 square feet on approximately 3.5 acres and leases additional office space in New York City. Along with almost all of the television stations licensed to the New York market, WWOR's transmitter is located on top of the World Trade Center in New York City pursuant to a lease agreement which expires in 2004.

         Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, San Antonio and Phoenix and are leased in Baltimore, Orlando, Salt Lake City and San Francisco. The Baltimore lease expires in April 2005 and is renewable, at increased rental, for two five-year periods. The Orlando lease expires in March 2004. The Salt Lake City lease expired in August 1999, but has been extended on a month-to-month basis through April 2000. UTV has acquired a 6.03 acre site in Salt Lake City, on which UTV is completing construction of a new, approximately 48,000 square foot, studio facility. The San Francisco lease expires in 2007. UTV also occupies leased facilities in various cities throughout the country.

         The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The current Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. The Orlando facility is approximately 8,750 square feet and is located at Universal Studios in Orlando. The Baltimore facility is approximately 11,700 square feet and is located in an office park in a suburb of Baltimore. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

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

         WRBW's transmitter facilities are located on a site near Orlando. The building containing the transmitter and the tower on which the antenna is mounted are shared with another television station as well as several FM radio stations. The lease for the tower and building expires in September 2001, and is renewable for two five-year periods.

         WUTB's transmitter facilities are located on a site near Baltimore. The building containing the transmitter and the tower on which the antenna is mounted, are shared with another television station. The lease for the tower and building expires in December 2004 and is renewable for a five-year period.

         BHC believes its properties are adequate for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of BHC, as of February 29, 2000, are as follows:

                        POSITIONS WITH BHC;                 HAS SERVED
                        PRINCIPAL OCCUPATION;               AS OFFICER
     NAME               AND AGE AS OF FEBRUARY 29, 2000     SINCE
     ----               -------------------------------     ----------

 Herbert J. Siegel      Chairman of the Board; Chairman        1977
                        of the Board and
                        President, Chris-Craft; 71

 William D. Siegel      President; Executive Vice              1981
                        President, Chris-Craft; 45

 Joelen K. Merkel       Senior Vice President and              1980
                        Treasurer; Senior Vice
                        President and Treasurer,
                        Chris-Craft; 48

 Brian C. Kelly         Senior Vice President and General      1992
                        Counsel and Secretary; Senior
                        Vice President and General Counsel
                        and Secretary, Chris-Craft; 48

         Chris-Craft, through its majority ownership of BHC, is principally engaged in television broadcasting.

         All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

         Evan C Thompson, age 58, is Executive Vice President of Chris-Craft. Although not an officer of BHC, as President of UTV and Chris-Craft's Television Division for more than the past five years, Mr. Thompson may be considered an executive officer of BHC within the Securities and Exchange Commission definition of the term.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information appearing in the MD&A under the caption QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK is incorporated herein by this reference.

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

         3. Exhibits listed in the Exhibit Index, including the compensatory plans or arrangements listed below:

             * Chris-Craft's Benefit Equalization Plan o
               Employment Agreement dated January 1, 1994 between Herbert J. Siegel and Chris-Craft.

             * Employment Agreement dated January 1, 1994 between Evan C
               Thompson and Chris-Craft, as amended September 28, 1999.

     (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000

                                            BHC COMMUNICATIONS, INC.
                                            --------------------------------
                                            (Registrant)

                                            By:  WILLIAM D. SIEGEL
                                                 ----------------------------
                                                 William D. Siegel
                                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                              Date
-------------------                                              ----

HERBERT J. SIEGEL                                                March 29, 2000
-------------------------------------------
Herbert J. Siegel
Chairman and Director
   (principal executive officer)

WILLIAM D. SIEGEL                                                March 29, 2000
-------------------------------------------
William D. Siegel
President and Director
   (principal financial officer)

JOELEN K. MERKEL                                                 March 29, 2000
-------------------------------------------
Joelen K. Merkel
Senior Vice President, Treasurer and
   Director (principal accounting
   officer)

JOHN L. EASTMAN                                                  March 29, 2000
-------------------------------------------
John L. Eastman
     Director

BARRY S. GREENE                                                  March 29, 2000
-------------------------------------------
Barry S. Greene
     Director

LAURENCE M. KASHDIN                                              March 29, 2000
-------------------------------------------
Laurence M. Kashdin
     Director

MORGAN L. MILLER                                                 March 29, 2000
-------------------------------------------
Morgan L. Miller
Director

JOHN C. SIEGEL                                                   March 29, 2000
-------------------------------------------
John C. Siegel
Director

                    BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Income - For the Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - For the Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

SCHEDULES:

         UPN Financial Statements --

                  Report of Independent Accountants

                  Balance Sheets - December 31, 1999 and 1998

                  Statements of Operations - For the Years
                     Ended December 31, 1999, 1998 and 1997

                  Statements of Changes in Partners' Capital (Deficit) - For the
                     Years Ended December 31, 1999, 1998 and 1997

                  Statements of Cash Flows - For the Years Ended December 31,
                     1999, 1998 and 1997

                  Notes to Financial Statements

United Paramount Network
(a partnership between BHC Network Partner, Inc.,
BHC Network Partner II, Inc., BHC Network Partner III, Inc.,
BHC Network Partner IV, PCI Network Partner Inc. and
PCI Network Partner II Inc.)
Report and Financial Statements
December 31, 1999, 1998 and 1997

               Report of Independent Accountants

To the Partners
of United Paramount Network

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of United Paramount Network ("UPN", a partnership between BHC Network Partner, Inc., BHC Network Partner II, Inc., BHC Network Partner III, Inc., BHC Network Partner IV, PCI Network Partner Inc., and PCI Network Partner II Inc.) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of United Paramount Network's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, UPN changed its method of accounting for start-up costs to comply with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities".

The accompanying financial statements have been prepared assuming that UPN will continue as a going concern. As discussed in Note 7 to the financial statements, on March 20, 2000 the partners of UPN entered into a transaction which will result in UPN being owned by two of the partners, which are under common ownership. As a result of this transaction, the resulting owner of UPN may be in violation of certain Federal Communication Commission ("FCC") rules and may not be able to operate UPN in its present form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Century City, California

January 31, 2000 except as to Note 7, which is as of March 20, 2000

United Paramount Network
Balance Sheets
December 31, 1999 and 1998
--------------------------------------------------------------------
(in thousands)
                                              1999        1998
                                        -----------    -----------
ASSETS

Current assets:
  Cash and cash equivalents             $     9,699    $    24,704
  Accounts receivable (net of allowance
   for doubtful accounts of $430 and
   $430, respectively)                       33,748         18,787
  Program rights and development costs
   (net of reserve for abandonment of
   $4,215 and $5,055, respectively)          37,080         46,893
  Other current assets                        5,004          2,550
                                        -----------    -----------
    Total current assets                     85,531         92,934
                                        -----------    -----------

Restricted investments                        3,769          5,340
Furniture, fixtures, computer
 equipment, at cost (net of
 accumulated depreciation of
 $2,194 and $1,454, respectively)             1,650          1,949
Intangible assets (net of accumulated
 amortization of $7,166 and $2,972,
 respectively)                                 -             4,194
Other assets                                 25,407         15,822
                                        -----------    -----------
                                        $   116,357    $   120,239
                                        ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Accounts payable                      $    12,470    $    11,654
  Accrued program costs                      58,274         73,130
  Accrued expenses and other liabilities     25,971         34,224
                                        -----------    -----------
    Total current liabilities                96,715        119,008
                                        -----------    -----------

Commitments and contingencies (Note 6)

Partners' capital (deficit):
  BHC Network Partner                        (3,961)        (4,192)
  BHC Network Partner II                       -            (4,072)
  BHC Network Partner III                      -             8,879
  BHC Network Partner IV                     13,782           -
  PCI Network Partner                         7,857            492
  PCI Network Partner II                      1,964            124
                                        -----------    -----------
     Total partners' capital                 19,642          1,231
                                        -----------    -----------

                                        $   116,357    $   120,239
                                        ===========    ===========

United Paramount Network
Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------
(in thousands)

                                  1999          1998          1997
                              -----------   -----------   -----------
Net revenues                  $   134,127   $    96,401   $    89,997

Operating costs and expenses:
  Operating expenses              229,499       182,225       177,874
  Selling, general and
   administrative expenses         95,595        90,871        82,294
  Depreciation and
   amortization                       751         2,069         1,794
                              -----------   -----------   -----------
                                  325,845       275,165       261,962
                              -----------   -----------   -----------

Operating loss                   (191,718)     (178,764)     (171,965)
                              -----------   -----------   -----------
Other income (expense):
 Other expense                       (188)         -             -
 Interest and other income          1,412         1,571         1,736
 Net income on investment
   in joint venture                  -             -               32

                                    1,224         1,571         1,768
                              -----------   -----------   -----------

Loss before cumulative effect
 of change in accounting
 principle                       (190,494)     (177,193)     (170,197)

Cumulative effect of change
 in accounting principle           (4,194)         -             -
                              -----------   -----------   -----------
Net loss                      $  (194,688)  $  (177,193)  $  (170,197)
                              ===========   ===========   ===========

United Paramount Network
Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------
(in thousands)

                              BHC         BHC           BHC          BHC          PCI          PCI
                            Network     Network       Network      Network      Network      Network
                            Partner    Partner II   Partner III  Partner IV     Partner    Partner II     Total
                          -----------  -----------  -----------  -----------  -----------  -----------   ---------
Balance at
 December 31, 1996        $    (4,172) $    (3,703) $     9,269  $     -      $      -     $     -      $    1,394

  Exercise of options
   by PCI Partners               -            -            -           -          155,014       38,754     193,768

  Allocation of option
   exercise                     3,881       73,731       77,612        -         (124,178)     (31,046)       -

  Distribution to partners     (2,907)     (55,224)     (58,130)       -             -            -       (116,261)

  Capital contributions         1,205       22,888       24,092        -           36,268        9,067      93,520

  Allocation of 1997
   net loss                    (2,186)     (41,529)     (43,715)       -          (66,214)     (16,553)   (170,197)
                          -----------  -----------  -----------  -----------  -----------  -----------    ---------
Balance at
 December 31, 1997             (4,179)      (3,837)       9,128        -              890          222       2,224

  Capital contributions         2,202       41,848       44,050        -           70,480       17,620     176,200

  Allocation of 1998
   net loss                    (2,215)     (42,083)     (44,299)       -          (70,878)    (17,718)    (177,193)
                          -----------  -----------  -----------  -----------  -----------  -----------    ---------
Balance at
 December 31, 1998             (4,192)      (4,072)       8,879        -              492          124       1,231

  Capital contributions         2,664       40,114       42,225      21,547        85,240       21,309     213,099

  Transfer of interest           -           3,979       (8,978)      4,999          -            -           -

  Allocation of 1999
   net loss                    (2,433)     (40,021)     (42,126)    (12,764)      (77,875)     (19,469)   (194,688)
                          -----------  -----------  -----------  -----------  -----------  -----------    ---------
Balance at
 December 31, 1999        $    (3,961) $      -     $      -     $    13,782  $     7,857  $     1,964  $   19,642
                          ===========  ===========  ===========  ===========  ===========  ===========  ============

United Paramount Network

Notes to Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------
(in thousands)
                                   1999         1998         1997
                                ----------   ----------   ----------
Cash flows from operating activities:
  Net loss                      $ (194,688)  $ (177,193)  $ (170,197)
  Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
    Amortization of program
     costs                         221,866      177,771      169,771
    Payments for programming      (229,897)    (195,580)    (118,912)
    Depreciation and amortization      751        2,069        1,794
    Abandonment reserve               (840)      (2,666)       2,108
    Cumulative effect of change
     in accounting principle         4,194         -            -
    Changes in assets and
     liabilities:
      (Increase) decrease in
        accounts receivable     (14,961)      20,500      (14,230)
      Increase (decrease) in
        accounts payable,
        accrued expenses and
        other current
        liabilities                 (3,609)       1,468        8,470
      Increase in other assets      (5,737)      (3,329)     (12,110)
                                ----------   ----------   ----------
    Net cash used in
      operating activities        (222,921)    (176,960)    (133,306)
                                ----------   ----------   ----------

Cash flows from investing activities:
  Additions to property and
    equipment                         (454)      (1,565)        (467)
  Cash removed from (placed in)
    restricted account               1,571        3,415       (7,598)
  Loans to network affiliates       (6,300)        -            -
  Net investment in joint venture     -              (8)         304
                                ----------   ----------   ----------

    Net cash provided by (used in)
     investing activities           (5,183)       1,842       (7,761)
                                ----------   ----------   ----------
Cash flows from financing activities:
  Exercise of option by PCI
   Partners                           -            -         186,873
  Capital contributions            213,099      176,200       93,520
  Distributions to partners           -            -        (116,261)
                                ----------   ----------   ----------
     Net cash provided by
      financing activities         213,099      176,200      164,132
                                ----------   ----------   ----------
     Net increase (decrease)
      in cash and cash
      equivalents                  (15,005)       1,082       23,065

Cash and cash equivalents:
   Beginning of year                24,704       23,622          557
                                ----------   ----------   ----------
   End of year                  $    9,699   $   24,704   $   23,622
                                ==========   ==========   ==========

Supplemental schedule of non-cash items:
  Non-cash additions to
    program costs               $     -      $    9,822   $   51,748
                                ==========   ==========   ==========
  Start-up costs incurred
    by PCI Partners and
    contributed to the
    partnership                 $     -      $     -      $    6,895
                                ==========   ==========   ==========

United Paramount Network

Notes to Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------
1. Organization

In July 1994, BHC Network Partner, Inc. ("BHC/NP"), a then wholly owned subsidiary of Chris-Craft Industries, Inc.'s ("Chris-Craft") majority owned subsidiary, BHC Communications, Inc. ("BHC"), along with PCI Network Partner Inc. ("PCI/NP"), a wholly owned indirect subsidiary of Viacom Inc.'s Paramount Television Group ("Viacom"), formed the United Paramount Network ("UPN" or the "Network"), a broadcast television network.

UPN was organized as a partnership in December 1994 between BHC/NP and BHC Network Partner II, Inc. ("BHC/NP II"), a wholly owned indirect subsidiary of BHC. BHC Network Partner III, Inc. ("BHC/NP III"), a wholly owned indirect subsidiary of BHC, became a partner in 1996. On December 30, 1996, all advances from related parties and related accrued interest were converted to partnership equity. PCI/NP had an option to acquire an interest in UPN equal to that of BHC/NP, BHC/NP II, and BHC/NP III (collectively referred to as the "BHC Partners"). The option price included approximately one-half of the BHC Partners' aggregate cash contributions to UPN through the exercise date, plus interest, and additional cash available for ongoing UPN expenditures. On January 15, 1997, PCI/NP and PCI Network Partner II Inc., a wholly owned indirect subsidiary of Viacom, (collectively referred to as the "PCI Partners") completed the exercise of the option in accordance with the terms of the option agreement and became equal partners with BHC Partners in UPN. In accordance with the option agreement, BHC Partners received distributions amounting to approximately $116 million. In November 1999, BHC/NP II and BHC/NP III transferred all of their respective partnership interests to BHC Network Partner IV ("BHC/NP IV"), a wholly owned partnership. (See also Note 7)

UPN began providing programming for broadcast in January 1995. At December 31, 1999, 1998 and 1997, the Network had 181 affiliates in markets covering approximately 97%, 185 affiliates in markets covering approximately 95%, and 187 affiliates in markets covering approximately 97% of U.S. television households, respectively. The Network's revenues are derived primarily from providing television programming and are, therefore, subject to fluctuations in the advertising industry.

Operating costs of the Network have been funded through capital contributions and loans made by BHC Partners, including BHC/NP IV, and PCI Partners (collectively known as "Partners") and the sale of advertising. Profits or losses are allocated between the Partners in accordance with the partnership agreement. UPN is still in its development and the cost of developing and expanding its programming is expected to remain significant for several years.

2.  Accounting Policies
Financial Instruments

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

Restricted Investments

Restricted investments consist of cash and marketable securities placed in an account as a security deposit and as collateral for a loan to a third party. The restricted investments are not available for current operations of the Network and, therefore, have been classified as non-current in the accompanying balance sheets. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities have been classified as held-to-maturity and are therefore carried at amortized cost.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of furniture, fixtures and computer equipment is computed on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Amortization of leasehold improvements is computed on a straight-line basis over the life of the lease.

Intangible Assets

Intangible assets represent primarily the costs incurred by PCI Partners during the start-up phase of the Network and contributed to the partnership as a result of the acquisition by PCI Partners of an interest in the partnership (Note 1). Also included in intangible assets are costs associated with logo design and development. The assets have been amortized on a straight-line basis over five years. In April 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Network adopted SOP 98-5 during the first quarter of 1999 and wrote-off unamortized start-up costs of $4,194,000 as a cumulative change in accounting principle.

Other Assets

Other assets include primarily an investment in a joint venture with Saban Entertainment, deferred network costs, and loans to network affiliates. The joint venture was entered into for the purpose of developing, producing, and distributing children's television programming. Under terms of the joint venture agreement, UPN funded certain programming costs in return for certain distribution rights to such programming and a share of aggregate revenue. UPN accounts for its interest in the joint venture using the equity method. Network costs are amortized over the same period as the related agreements.

Interest rates on loans to network affiliates are generally current market rates. Accordingly, the carrying value and fair value of the loans approximate one another.

Long-Lived Assets

The carrying value of long-lived assets, primarily consisting of investments, loans to affiliates, deferred network costs, and property and equipment, is periodically reviewed by management. The Network reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Measurement of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the long-lived asset to the net carrying value of the long-lived asset.

Revenue Recognition

Revenues are recognized at contractual rates as advertisements are aired.

Use of Estimates in Preparation of Financial Statements

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

Stock Appreciation Rights

Stock appreciation rights entitle an employee to receive, at a specified future date or dates, the excess of the quoted market price of a specified number of shares of a company's stock over the quoted market price at the date of grant. On February 16, 1999, the Network granted stock appreciation rights in 30,000 shares of both Viacom and Chris-Craft stock, at a grant price of $83.50 and $42.81, respectively. Due to a Viacom 2 for 1 stock split and a Chris-Craft 3% stock dividend, the adjusted granted appreciation rights in shares of Viacom and Chris-Craft stock are 60,000 and 30,900, respectively, and the adjusted grant prices are $41.75 and $41.57, respectively. The stock appreciation rights vest equally over a three-year period. The Network recognized $1,080,000 in compensation expense relating to these stock appreciation rights during 1999.

3.  Other Assets

At December 31, 1999 and 1998, other assets are comprised of deferred network costs of $15,912,000 and $12,966,000, respectively, loans to network affiliates of $6,964,000 and $325,000, respectively, and investment in joint venture of $2,531,000 and $2,531,000, respectively. The investment in joint venture is presented net of reserves of $2,119,000 at December 31, 1999 and 1998.

Included in loans to network affiliates is a $6,000,000 note receivable and $248,000 interest receivable from WOWL, UPN's affiliate in Florence/Huntsville, Alabama. The loan bears a rate of interest equal to the greater of 8% or the prime rate. WOWL is required to begin making semi-annual payments to UPN on November 1, 2000 through the maturity date of October 28, 2004 and is secured by the station's assets. WOWL's current ownership group includes UPN's parents.

4.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

(in thousands)

                                               December 31,
                                            1999           1998
                                          ---------    ---------

Accrued advertising and marketing costs   $  13,701    $  24,123
Accrued compensation                          7,561        5,135
Other accrued expenses                        4,709        4,966
                                          ---------    ---------
                                          $  25,971    $  34,224
                                          =========    =========

5.  Related Party Transactions

Prior to September 1997, advertising time was sold through Premier Advertising Sales ("Premier") a wholly owned subsidiary of Paramount Communications, Inc., which is a subsidiary of Viacom Inc. (Note 1). Net revenues for sales made by Premier totaled $43,019,000 in 1997. In September 1997, the Network established its own sales force which sells advertising time for broadcast on UPN programs.

During the normal course of business, the Network enters into various contracts to purchase programming from related parties. In 1999 and 1998, additions to capitalized programming costs from related parties totaled $115,073,000 and $120,335,000, respectively.

Prior to September 1997, with respect to certain of its programming provided by Viacom, UPN derived no revenue and incurred no programming expense.

During the normal course of business, various services are provided to the Network by related parties. In 1999 and 1998, payments for these services totaled approximately $3,237,000 and $3,240,000, respectively.

6.  Commitments and Contingencies

During 1995, UPN entered into a five-year lease obligation for its office space with an option to extend for an additional period of five years. In 1999, UPN extended the lease for an additional three years. The lease calls for certain penalty payments upon cancellation after three years. Rental expense was $729,000, $802,000 and $766,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

During 1998, UPN entered into a nine year and ten month lease obligation for its New York office space with an option to extend for an additional period of five years. The lease is noncancelable for six years and three months and calls for a cancellation fee if the early cancellation clause is utilized.

Rental expense was $371,000 and $354,000 for the years ended December 31, 1999 and 1998, respectively. Additionally, as required by the lease agreement, UPN obtained an irrevocable letter of credit in the amount of $1,200,000 on behalf of the lessor.

As of December 31, 1999, the future minimum rental payments under operating leases are as follows:

                     2000     $     1,241,000
                     2001           1,380,000
                     2002           1,406,000
                     2003           1,028,000
                     2004             444,000
               Thereafter           1,469,000
                              ---------------
                    Total     $     6,968,000
                              ===============

During the normal course of business, the Network enters into contracts for programming, which are not currently available for telecasting. The aggregate amounts of the payments required under these agreements totaled approximately $112,310,000 and $87,083,000 at December 31, 1999 and 1998, respectively.

During the normal course of business, the Network enters into various affiliate agreements, which will require the Network to make future promotional payments to its affiliate stations. The aggregate amounts of the payments required under these agreements totaled approximately $22,823,000 and $30,838,000 at December 31, 1999 and 1998,
respectively.

During the normal course of business, the Network enters into various co-op advertising agreements with its affiliate stations, which will require the Network to make payments to these affiliates for its share of future advertising costs. The aggregate amounts of the payments required under these agreements totaled approximately $2,657,000 and $3,635,000 at December 31, 1999 and 1998, respectively.

The Network has contractual agreements with several key employees. As of December 31, 1999, estimated future payments relating to these agreements are as follows:

                  2000     $     11,961,000
                  2001            6,179,000
                  2002            2,705,000
                  Thereafter          -
                           ----------------
                  Total    $     20,845,000
                           ================

In the normal course of business, the Network is at times subject to pending and threatened legal actions. In management's opinion, any liabilities or benefits resulting from these matters will not have a material effect on the financial position or results of operations of the Network.

7.  Subsequent Events

On September 7, 1999, Viacom announced its intent to merge with the CBS Corporation. The combined company would then own the CBS television broadcast network as well as its interest in UPN via its ownership of The Paramount Television Group. The Viacom/CBS merger awaits clearance from the Federal Communications Commission ("FCC"). Viacom's and CBS's shareholders have already voted to approve the merger.

On February 3, 2000, Viacom initiated a buy-sell offer to BHC for $5.0 million, offering to either sell its 50% interest or to buy BHC's 50% interest in UPN. On March 20, 2000, BHC elected to sell its 50% interest in UPN to Viacom per the terms of the "buy-sell" provision of the UPN Joint Venture Agreement. The sale is expected to close by March 31, 2000. As a result of the sale, BHC will have no further ownership interest in the Network or obligations to fund UPN's operations.

Under the current FCC "dual network rule" the major broadcast networks (ABC, CBS, NBC, FOX) are prohibited from merging and/or acquiring another network (including UPN and the WB). Therefore, Viacom's ownership of CBS and UPN will require that the FCC waive and/or modify the existing rule. If the FCC will not allow Viacom to own two networks, the future of the Network is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should UPN be unable to continue as a going concern.

                                  EXHIBIT INDEX


INCORPORATED BY
REFERENCE TO:             EXHIBIT NO.            EXHIBIT

Exhibit 3(A) [1]              3.1        Restated Certificate of Incorporation

Exhibit 3(b) [1]              3.2        Restated By-laws

Exhibit 10(c) [1]            10.1        Management Agreement between
                                         registrant and Chris-Craft dated
                                         July 21, 1989

Exhibit 19 [4]               10.2        Amendment No. 1 thereto dated
                                         October 31, 1991

Exhibit 10.(H) (2)[5]        10.3        Amendment No. 2 thereto dated March
                                         24, 1994


Exhibit 10(E) [2]            10.4        Form of Agreement under
                                         Chris-Craft's Executive Deferred
                                         Income Plan


Exhibit 10(B) [5]            10.5        Employment Agreement dated January
                                         1, 1994 between Chris-Craft and
                                         Herbert J. Siegel


Exhibit 10(C) [5]            10.6        Split-Dollar Agreement dated January
                                         6, 1994 between Chris-Craft and
                                         William D. Siegel


Exhibit 10(D) [5]            10.7        Split-Dollar Agreement dated January
                                         6, 1994 between Chris-Craft and John
                                         D. Siegel


Exhibit 10(F) [5]            10.8        Employment Agreement dated January
                                         1, 1994 between Chris-Craft and Evan
                                         C Thompson

Exhibit 10.9 [9]             10.9        Amendment thereto dated September
                                         28, 1999

Exhibit 11(H) [3]            10.10       Chris-Craft's Benefit Equalization
Exhibit 10(B)(1)[6]                      Plan, as amended
Exhibit 10.3 [8]


Exhibit 10.10[7]]            10.11       Option Agreement dated July 19, 1994
                                         between BHC Network Partner, Inc.
                                         and PCI Network Partner, Inc.


   *                         13          Portions of the Annual Report
                                         incorporated by reference


   *                         21          Subsidiaries of registrant


   *                         27          Financial Data Schedule

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

 [9] Chris-Craft's Annual Report on Form 10-K for the year ended December 31,
     1999.