Form 10-Q
period 2000-03-31
BHC COMMUNICATIONS INC
filed 2000-05-11
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                               ----------------------------------
                              OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2000 there were 4,501,605 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                       PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------

                                             March 31,   December 31,
                                               2000         1999
                                           ------------ ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                $   266,799  $    117,184
  Marketable securities (substantially
    all U.S. Government securities)          1,056,085     1,219,144
  Accounts receivable, net                      85,955        99,264
  Film contract rights                          90,117       111,819
  Prepaid expenses and other current assets     47,465        49,429
                                          ------------  ------------
    Total current assets                     1,546,421     1,596,840
                                          ------------  ------------
INVESTMENTS                                     92,721       101,371
                                          ------------  ------------
FILM CONTRACT RIGHTS, less current portion      29,581        39,550
                                           ------------  ------------
PROPERTY AND EQUIPMENT, net                     62,973        61,878
                                          ------------  ------------
INTANGIBLE ASSETS                              414,236       417,420
                                          ------------  ------------
OTHER ASSETS                                    11,361         7,389
                                          ------------  ------------
                                          $  2,157,293  $  2,224,448
                                          ============  ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $     88,673  $    102,737
  Accounts payable and accrued expenses        104,184       108,435
  Income taxes payable                          49,115        38,696
                                          ------------  ------------
    Total current liabilities                  241,972       249,868
                                          ------------  ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR           72,837        84,372
                                          ------------  ------------
OTHER LONG-TERM LIABILITIES                      2,436        15,176
                                          ------------  ------------
MINORITY INTEREST                              163,735       160,550
                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01
    per share; authorized 200,000,000 shares;
    outstanding 4,511,605 shares                    45            45
  Class B common stock - par value $.01
    per share; authorized 200,000,000
    shares; outstanding 18,000,000 shares          180           180
  Retained earnings                          1,665,753     1,705,841
  Accumulated other comprehensive income        10,335         8,416
                                          ------------  ------------
                                             1,676,313     1,714,482
                                          ------------  ------------
                                          $  2,157,293  $  2,224,448
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

                     BHC COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars except per share data)
                            (UNAUDITED)
          -----------------------------------------------

                                             Three Months
                                            Ended March 31,
                                         --------------------
                                            2000      1999
                                         ---------  ---------
OPERATING REVENUES                       $ 121,966  $ 106,495
                                         ---------  ---------
OPERATING EXPENSES:
  Television expenses                       56,293     51,541
  Selling, general and administrative       35,872     34,723
                                         ---------  ---------
                                            92,165     86,264
                                         ---------  ---------
   Operating income                         29,801     20,231
                                         ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income                 20,571     18,746
  Equity loss and other related to
   United Paramount Network                (35,696)   (30,150)
                                         ---------  ---------
                                           (15,125)   (11,404)
                                         ---------  ---------
   Income before income taxes and
     minority interest                      14,676      8,827

INCOME TAX PROVISION                         6,400      3,500
                                         ---------  ---------

   Income before minority interest           8,276      5,327

MINORITY INTEREST                           (3,840)    (3,347)
                                         ---------  ---------
    Net income                           $   4,436  $   1,980
                                         =========  =========

Earnings per share:
  Basic                                  $     .20  $     .09
                                         =========  =========
  Diluted                                $     .20  $     .09
                                         =========  =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    BHC COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------
                                                      Three Months
                                                     Ended March 31,
                                                -----------------------
                                                    2000         1999
                                                ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $    4,436   $    1,980
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (27,092)     (24,808)
    Film contract amortization                      25,378       22,646
    Depreciation and other amortization              5,827        5,296
    Equity loss and other related to United
     Paramount Network                              35,696       30,150
    Minority interest                                3,840        3,347
    Other                                           (2,607)      (1,005)
    Changes in assets and liabilities:
     Accounts receivable                            13,309        9,801
     Other assets                                   (5,980)      (5,602)
     Accounts payable and other liabilities           (567)      (2,947)
     Income taxes                                   (5,282)       3,456
                                                ----------   ----------
       Net cash provided from
        operating activities                        46,958       42,314
                                                ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net         180,586       21,309
 Investment in United Paramount Network            (29,293)     (33,125)
 Other investments                                  (1,608)     (10,790)
 Capital expenditures, net                          (3,738)      (1,820)
 Other                                                  (1)          (2)
                                                ----------   ----------
       Net cash provided from (used in)
        investing activities                       145,946      (24,428)
                                                ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                       (45,023)     (22,512)
 Capital transactions of subsidiary                  1,734          395
                                                ----------   ----------
       Net cash used in financing activities       (43,289)     (22,117)
                                                ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  149,615       (4,231)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     117,184      201,175
                                                ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  266,799   $  196,944
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


                         BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (80% at March 31, 2000) subsidiary of Chris-Craft Industries, Inc., operates ten television stations, three wholly owned and seven owned by United Television, Inc. (UTV), 57.9% owned by BHC at March 31, 2000. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At March 31, 2000, BHC's marketable securities consisted of U.S. Government securities, which had a cost of $985,077,000 and a fair value of $982,609,000, and equity securities, which had a cost of $51,934,000 and a fair value of $73,476,000. The difference between aggregate cost and fair value of $19,074,000 ($10,335,000, net of income taxes and minority interest)is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within seventeen months.

     At December 31, 1999, BHC's marketable securities consisted of U.S. Government securities, which had a cost of $1,149,089,000 and a fair value of $1,146,604,000, and equity securities, which had a cost of $54,126,000 and a fair value of $72,540,000. The difference between aggregate cost and fair value of $15,929,000 ($8,416,000, net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.



3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom for $5 million, after Viacom triggered the "buy-sell" provision of the Companies' partnership agreement. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations.

     UPN had been organized as a partnership, and BHC accounted for its partnership interest under the equity method. The carrying value of such interest totalled $9,821,000 at December 31, 1999, and is included in Investments in the accompanying condensed consolidated balance sheet.
Equity loss and other related to United Paramount Network in the accompanying income statements totalled $35,696,000 for the three months ended March 31, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000.

     UPN's condensed statements of operations are as follows (in thousands):

                                  Three Months
                                 Ended March 31,
                               -------------------
                                  2000      1999
                               --------  --------
          Operating revenues   $ 36,535  $ 30,454
          Operating expenses     81,964    91,064
                               --------  --------
              Operating loss    (45,429)  (60,610)
          Other income, net         281       310
                               --------  --------
              Net loss         $(45,148) $(60,300)
                               ========  ========

4.   SHAREHOLDERS' INVESTMENT:

     As of March 31, 2000, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,511,605 shares of Class A common stock, 10,000 shares which are held by Chris-Craft. At March 31, 2000, 185,497 shares of Class A common stock remain authorized for purchase. In January 2000, BHC's Board of Directors declared a special cash dividend of $2.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $45.0 million, was paid in February 2000.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect proceeds to UTV of $1,734,000 and $395,000 in the first three months of 2000 and 1999, respectively, from the exercise of stock options.

5.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                                              Three Months
                                             Ended March 31,
                                           ------------------
                                              2000      1999
                                           --------  --------
Net income                                  $ 4,436  $  1,980
Other comprehensive income, net of taxes
 and minority interest                        1,919     3,008
                                           --------  --------
Comprehensive income                       $  6,355  $  4,988
                                           ========  ========

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 2000 aggregated approximately $282.5 million, including $79.0 million applicable to UTV.

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $8.4 million including interest and legal fees through March
2000) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal which is expected to be heard in late 2000. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in BHC's financial statements relating to this matter.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida, of up to $25 million.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):
                                                    Three Months
                                                   Ended March 31,
                                               -----------------------
BASIC:                                            2000          1999
------                                         ----------   ----------
Weighted average common shares outstanding     22,511,605   22,511,605
                                               ==========   ==========
Net income                                     $    4,436   $    1,980
                                               ==========   ==========
Basic earnings per share                       $      .20   $      .09
                                               ==========   ==========
DILUTED:
--------
Weighted average common shares outstanding     22,511,605   22,511,605
                                               ==========   ==========
Net income                                     $    4,436   $    1,980
Dilution of UTV net income from UTV
 stock options                                        (17)         (10)
                                               ----------   ----------
                                               $    4,419   $    1,970
                                               ==========   ==========
Diluted earnings per share                     $      .20   $      .09
                                               ==========   ==========

                      BHC COMMUNICATIONS, INC.
                      ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     BHC's financial position continues to be strong and highly liquid.
Cash and marketable securities totalled $1.32 billion at March 31, 2000, and BHC has no debt outstanding. BHC invested significant funds in United Paramount Network from UPN's inception in 1994 until March 31, 2000, when BHC sold its remaining 50% interest in the network.

     BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments.
The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $1.7 million in the three month period ended March 31, 2000 and by $2.2 million in the corresponding 1999 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first three months of 2000 increased 40%, while station earnings increased 38%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances declined to $1.32 billion at March 31, 2000 from $1.34 billion at December 31, 1999. Such $13.4 million decline was incurred despite first quarter operating cash flow of $47.0 million, primarily due to final UPN funding totalling $29.3 million and the payment by BHC of a special dividend totalling $45.0 million.

     A $2.00 per share special cash dividend, aggregating $45.0 million, was paid in February 2000. Special cash dividends of $1.00 per share were paid in each of the previous three years. BHC plans to consider annually the payment of a special dividend.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at March 31, 2000, 185,497 Class A common shares remained authorized for purchase. From January 1, 1998 through March 31, 2000, UTV purchased 76,900 of its common shares for a total cost of $7.8 million. No additional shares have been purchased by UTV during the first three months of 2000, and 721,249 shares remain authorized for purchase.

     BHC intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. BHC believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network that premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. Since then, BHC and Viacom shared equally in UPN losses and funding requirements through March 31, 2000.

     On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom for $5 million, after Viacom triggered the "buy-sell" provision of the companies' partnership agreement. The $11.3 million pretax loss on the sale, together with BHC's final share of UPN's losses, are reflected in BHC's 2000 first quarter operating results. BHC has no remaining financial obligation to UPN.

     BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 2000, commitments for such programming totalled approximately $282.5 million, including $79.0 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 2000 were not material. BHC stations are continuing the process of converting to digital television (DTV). The conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. BHC expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     BHC is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes.
The table below provides information as of March 31, 2000 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                      Cost               Fair Value
                                      ----               ----------

  U.S. Government securities       $   985,077           $   982,609
  Equity securities                $    51,934           $    73,476

Results of Operations
---------------------

     BHC net income in the first quarter of 2000 totalled $4,436,000, or $.20 per share ($.20 per share diluted), compared to net income in last year's first quarter of $1,980,000, or $.09 per share ($.09 per share diluted). The increase in net income reflects record first quarter operating income, which more than offset the increase in losses attributable to BHC's former interest in United Paramount Network.

     Operating revenues at BHC's television station group rose 15%, to a first quarter record $119,654,000 from the prior year's $104,423,000, and same station revenues rose 12%. Stations operating in the group's largest markets, New York, Los Angeles and San Francisco, led the strong revenue growth. Station earnings in the quarter accordingly increased 38%, to a first quarter record of $36,815,000, from last year's $26,699,000. Operating income, which additionally reflects non-broadcasting operations and corporate office expenses of BHC and UTV, also established a first quarter record, increasing 47%, to $29,801,000 from $20,231,000.

     Interest and other income, which primarily includes earnings on BHC's $1.3 billion cash and marketable securities holdings, totalled $20,571,000 compared to $18,746,000 in last years first quarter.

     BHC's first quarter loss associated with its former interest in UPN totalled $35,696,000, compared to $30,150,000 in the corresponding 1999 period. This year's amount includes an $11,347,000 pretax loss realized on the March 31, 2000 sale to Viacom of BHC's 50% interest in UPN, as well as BHC's final share of UPN's losses. BHC has no remaining financial obligation to UPN.

     Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 57.9% and 58.5% owned by BHC at March 31, 2000 and 1999, respectively.


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



                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  The following exhibits are filed herewith:

        Exhibit No.            Description
        -----------            -----------
           27                  Financial Data Schedule

     (b) During the quarter for which this report is filed, the Registrant filed a Form 8-K dated February 8, 2000, which reported Item 5. Other Events regarding the Registrant's commencement of a legal action.


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


                                   BHC COMMUNICATIONS, INC.
                                   ------------------------
                                         (Registrant)

                             By:      /s/ JOELEN K. MERKEL
                                   -----------------------------
                                         Joelen K. Merkel
                                Senior Vice President and Treasurer
                                   (Principal Accounting Officer)

Date: May 11, 2000


                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule