Form 10-Q
period 2000-06-30
BHC COMMUNICATIONS INC
filed 2000-08-10
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                               ----------------------------------
                              OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2000 there were 4,511,605 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                       PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------

                                             June 30,    December 31,
                                               2000         1999
                                           ------------ ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                $   247,265  $    117,184
  Marketable securities (substantially
    all U.S. Government securities)          1,063,989     1,219,144
  Accounts receivable, net                     102,064        99,264
  Film contract rights                          60,480       111,819
  Prepaid expenses and other current assets     51,754        49,429
                                          ------------  ------------
    Total current assets                     1,525,552     1,596,840
                                          ------------  ------------
INVESTMENTS                                     95,552       101,371
                                          ------------  ------------
FILM CONTRACT RIGHTS, less current portion      24,658        39,550
                                           ------------  ------------
PROPERTY AND EQUIPMENT, net                     64,337        61,878
                                          ------------  ------------
INTANGIBLE ASSETS                              411,080       417,420
                                          ------------  ------------
OTHER ASSETS                                    12,001         7,389
                                          ------------  ------------
                                          $  2,133,180  $  2,224,448
                                          ============  ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $     76,015  $    102,737
  Accounts payable and accrued expenses         96,359       108,435
  Income taxes payable                          24,676        38,696
                                          ------------  ------------
    Total current liabilities                  197,050       249,868
                                          ------------  ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR           62,422        84,372
                                          ------------  ------------
OTHER LONG-TERM LIABILITIES                      2,686        15,176
                                          ------------  ------------
MINORITY INTEREST                              169,724       160,550
                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01
    per share; authorized 200,000,000 shares;
    outstanding 4,511,605 shares                    45            45
  Class B common stock - par value $.01
    per share; authorized 200,000,000
    shares; outstanding 18,000,000 shares          180           180
  Retained earnings                          1,692,964     1,705,841
  Accumulated other comprehensive income         8,109         8,416
                                          ------------  ------------
                                             1,701,298     1,714,482
                                          ------------  ------------
                                          $  2,133,180  $  2,224,448
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

                     BHC COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars except per share data)
                            (UNAUDITED)
          -----------------------------------------------

                              Three Months            Six Months
                              Ended June 30,         Ended June 30,
                           --------------------  --------------------
                              2000      1999       2000       1999
                           ---------  ---------  ---------  ---------
OPERATING REVENUES         $ 132,299  $ 118,369  $ 254,265  $ 224,864
                           ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Television expenses
   (includes second quarter
    2000 $10 million write
    down of programming)      62,929     53,501    119,222    105,042
  Selling, general and
   administrative             36,344     34,842     72,216     69,565
                           ---------  ---------  ---------  ---------
                              99,273     88,343    191,438    174,607
                           ---------  ---------  ---------  ---------
   Operating income           33,026     30,026     62,827     50,257
                           ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income   26,302     24,173     46,873     42,919
  Equity loss and other
   related to United
   Paramount Network            -       (27,188)   (35,696)   (57,338)
                           ---------  ---------  ---------  ---------
                              26,302     (3,015)    11,177    (14,419)
                           ---------  ---------  ---------  ---------
   Income before income
    taxes and minority
    interest                  59,328     27,011     74,004     35,838

INCOME TAX PROVISION          25,800     10,800     32,200     14,300
                           ---------  ---------  ---------  ---------

   Income before minority
    interest                  33,528     16,211     41,804     21,538

MINORITY INTEREST             (6,420)    (5,493)   (10,260)    (8,840)
                           ---------  ---------  ---------  ---------
    Net income             $  27,108  $  10,718  $  31,544  $  12,698
                           =========  =========  =========  =========

Earnings per share:
  Basic                    $    1.20  $     .48  $    1.40  $     .56
                           =========  =========  =========  =========
  Diluted                  $    1.20  $     .47  $    1.40  $     .56
                           =========  =========  =========  =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    BHC COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------
                                                    Six Months
                                                   Ended June 30,
                                              -----------------------
                                                  2000         1999
                                              ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $   31,544   $   12,698
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                       (53,907)     (50,302)
    Film contract amortization                    49,733       47,943
    Programming write down                        10,000         -
    Depreciation and other amortization           11,953       10,665
    Equity loss and other related to United
     Paramount Network                            35,696       57,338
    Minority interest                             10,260        8,840
    Other                                        (10,281)      (8,294)
    Changes in assets and liabilities:
     Accounts receivable                          (2,800)      (5,665)
     Other assets                                 (8,845)      (6,912)
     Accounts payable and other liabilities          123       (2,359)
     Income taxes                                (29,944)       1,196
                                              ----------   ----------
       Net cash provided from
        operating activities                      43,532       65,148
                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net       170,271       18,627
 Investment in United Paramount Network          (25,875)     (59,950)
 Other investments                                (4,774)     (12,542)
 Capital expenditures, net                        (8,064)      (5,686)
 Other                                               (12)          (7)
                                              ----------   ----------
       Net cash provided from (used in)
        investing activities                     131,546      (59,558)
                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                     (45,023)     (22,512)
 Capital transactions of subsidiary                   26       (1,382)
                                              ----------   ----------
       Net cash used in financing activities     (44,997)     (23,894)
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                130,081      (18,304)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   117,184      201,175
                                              ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $  247,265   $  182,871
                                              ==========   ==========
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
                         BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (80.0% at June 30, 2000) subsidiary of Chris-Craft Industries, Inc., operates ten television stations, three wholly owned and seven owned by United Television, Inc. (UTV), 57.9% owned by BHC at June 30, 2000. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At June 30, 2000, BHC's marketable securities consisted of U.S. Government securities, which had a cost of $992,788,000 and a fair value of $992,114,000, and equity securities, which had a cost of $56,657,000 and a fair value of $71,875,000. The difference between aggregate cost and fair value of $14,544,000 ($8,109,000, net of income taxes and minority interest)is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within fourteen months.

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

     UPN had been organized as a partnership, and BHC accounted for its partnership interest under the equity method. The carrying value of such interest totalled $9,821,000 at December 31, 1999, and is included in Investments in the accompanying condensed consolidated balance sheet. Equity loss and other related to United Paramount Network in the accompanying income statements totalled $35,696,000 for the six months ended June 30, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000.

     UPN's condensed statements of operations are as follows (in thousands):

                               Three Months            Six Months
                              Ended June 30,         Ended June 30,
                            -------------------  --------------------
                               2000      1999       2000       1999
                            --------  --------   ---------  ---------
       Operating revenues   $   -     $ 32,918   $  36,535  $  63,372
       Operating expenses       -       87,662      81,964    178,726
                            --------  --------   ---------  ---------
           Operating loss       -      (54,744)    (45,429)  (115,354)
       Other income, net        -          367         281        677
                            --------  --------   ---------  ---------
           Net loss         $   -     $(54,377)  $ (45,148) $(114,677)
                            ========  ========   =========  =========

4.   SHAREHOLDERS' INVESTMENT:

     As of June 30, 2000, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,511,605 shares of Class A common stock, 10,000 shares of which are held by Chris-Craft. At June 30, 2000, 185,497 shares of Class A common stock remain authorized for purchase. In January 2000, BHC's Board of Directors declared a special cash dividend of $2.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $45.0 million, was paid in February 2000.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $828,000 in the first six months of 1999, proceeds to UTV of $2,023,000 and $1,400,000 in the first six months of 2000 and 1999, respectively, from the exercise of stock options, and UTV's $.50 per share dividend in both periods, adjusted for intercompany eliminations and minority interest.

5.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                               Three Months          Six Months
                              Ended June 30,        Ended June 30,
                            ------------------    ------------------
                              2000      1999        2000      1999
                            --------  --------    --------  --------
Net income                  $ 27,108  $ 10,718    $ 31,544  $ 12,698
Other comprehensive income
 (loss), net of taxes and
 minority interest            (2,226)      265        (307)    3,273
                            --------  --------    --------  --------
Comprehensive income        $ 24,882  $ 10,983    $ 31,237  $ 15,971
                            ========  ========    ========  ========

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 2000 aggregated approximately $352.3 million, including $120.0 million applicable to UTV.

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $8.5 million including interest and legal fees through June
2000) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal, which is expected to be heard in late 2000. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in BHC's financial statements relating to this matter.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida, of up to $25 million.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):

                                Three Months             Six Months
                               Ended June 30,           Ended June 30,
                           -----------------------  ----------------------
BASIC:                        2000        1999        2000        1999
------                     ----------  ----------  ----------  ----------
Weighted average common
 shares outstanding        22,511,605  22,511,605  22,511,605  22,511,605
                           ==========  ==========  ==========  ==========
Net income                 $   27,108  $   10,718  $   31,544  $   12,698
                           ==========  ==========  ==========  ==========
Basic earnings per share   $     1.20  $      .48  $     1.40  $      .56
                           ==========  ==========  ==========  ==========
DILUTED:
--------
Weighted average
 common shares outstanding 22,511,605  22,511,605  22,511,605  22,511,605
                           ==========  ==========  ==========  ==========
Net income                 $   27,108  $   10,718  $   31,544  $   12,698
Dilution of UTV net income
 from UTV stock options           (20)        (32)        (37)        (42)
                           ----------  ----------  ----------  ----------
                           $   27,088  $   10,686  $   31,507  $   12,656
                           ==========  ==========  ==========  ==========
Diluted earnings per share $     1.20  $      .47  $     1.40  $      .56
                           ==========  ==========  ==========  ==========

                      BHC COMMUNICATIONS, INC.
                      ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     BHC's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.31 billion at June 30, 2000, and BHC has no debt outstanding. BHC invested significant funds in United Paramount Network from UPN's inception in 1994 until March 31, 2000, when BHC sold its remaining 50% interest in the network.

     BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.2 million in the six month period ended June 30, 2000 and by $2.4 million in the corresponding 1999 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Additionally, station operating income for the first six months of 2000 included a non-cash $10 million programming write down. Reflecting such amounts, broadcast cash flow in the first six months of 2000 increased 32%, while station earnings increased 19%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances declined to $1.31 billion at June 30, 2000 from $1.34 billion at December 31, 1999. Such $25.0 million decline was incurred, despite six month operating cash flow of $43.5 million, primarily due to final UPN net funding totalling $25.9 million and the payment by BHC of a special dividend totalling $45.0 million.

     A $2.00 per share special cash dividend, aggregating $45.0 million, was paid in February 2000. Special cash dividends of $1.00 per share were paid in each of the previous three years. BHC plans to consider annually the payment of a special dividend.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at June 30, 2000, 185,497 Class A common shares remained authorized for purchase. From January 1, 1998 through December 31, 1999, UTV purchased 76,900 of its common shares for a total cost of $7.8 million. No additional shares have been purchased by UTV during the first six months of 2000, and 721,249 shares remain authorized for purchase.

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

     On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom for $5 million, after Viacom triggered the "buy-sell" provision of the companies' partnership agreement. The $11.3 million pretax loss on the sale, together with BHC's final share of UPN's losses, were reflected in BHC's 2000 first quarter operating results. BHC has no remaining financial obligation to UPN.

     BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 2000, commitments for such programming totalled approximately $352.3 million, including $120.0 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 2000 were not material. BHC stations are continuing the process of converting to digital television (DTV). The conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. BHC expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     BHC is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of June 30, 2000 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                      Cost               Fair Value
                                      ----               ----------

  U.S. Government securities       $   992,788           $   992,114
  Equity securities                $    56,657           $    71,875

Results of Operations
---------------------

     BHC net income in the second quarter of 2000 totalled $27,108,000, or $1.20 per share ($1.20 per share diluted), compared to net income in last year's second quarter of $10,718,000, or $.48 per share ($.47 per share diluted). The current year results include a $10 million programming write down. The increase in net income reflects higher operating income and the elimination of losses attributable to BHC's former interest in United Paramount Network, which was sold in the first quarter of 2000.

     For the first six months of 2000, BHC net income totalled
$31,544,000, or $1.40 per share ($1.40 per share diluted), compared to net income of $12,698,000, or $.56 per share ($.56 per share diluted), in last year's comparable period. The increase in year to date earnings reflects higher operating income and the positive impact of the UPN sale.

     Operating revenues at BHC's television station group rose 12%, to a second quarter record $129,603,000 from the prior year's $115,904,000, and same station revenues rose 9%. Stations operating in the group's largest markets, New York, Los Angeles and San Francisco, again, as in the first quarter, led the strong revenue growth. Station earnings excluding the write down also set a record for the period, increasing 33%, to $48,420,000, from last year's $36,372,000. Excluding the write down, operating income, which additionally reflects non-broadcasting operations and corporate office expenses of BHC and UTV, rose 43%, to $43,026,000, a second quarter high, and with the write down, increased 10%, to $33,026,000 from $30,026,000.

     The $10 million write down adjusted to net carrying value certain programming rights uniquely acquired in 1994 in connection with the start-up of UPN. Unlike typical syndicated programming commitments, the commitment to purchase this program was made before the initial airing of the program on UPN, and the write down followed our initial telecasts of the syndicated program in its ultimate time period during the second quarter.

    Station operating revenues for the first six months of 2000 rose 13%, to a record $249,257,000 from $220,327,000 in 1999, and same station revenues rose 11%. Station group earnings increased 19%, to $75,235,000 from $63,071,000, and rose 35%, to a six month record $85,235,000 excluding the write down. Operating income in the period excluding the write down increased 45% to a six month record $72,827,000 and with the write down, rose 25%, to $62,827,000 from 1999's $50,257,000.

     Interest and other income, which consists mostly of amounts earned on cash and marketable securities holdings, rose to $26,302,000 in the second quarter from $24,173,000 last year. Interest and other income totalled $46,873,000 in the six month period, compared to $42,919,000 last year.

     Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 57.9% and 58.5% owned by BHC at June 30, 2000 and 1999, respectively.


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




                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on May 15, 2000.

     The following were elected directors, each receiving the number of votes set opposite his name:

                                                       Broker
                          For           Withheld     Non-votes
                          ---           --------     ---------
John L. Eastman       183,746,920        151,386        -0-
William D. Siegel     183,736,934        161,372        -0-

     The selection of PricewaterhouseCoopers LLP as BHC's auditors for the current year was ratified by the following vote:

                                                           Broker
      For             Against            Abstain          Non-votes
      ---             -------            -------          ---------
   183,793,876         3,951             100,479             -0-


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

Date: August 10, 2000


                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule