Form 10-Q
period 2000-09-30
BHC COMMUNICATIONS INC
filed 2000-11-14
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               ----------------------------------
                              OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 2000 there were 4,511,605 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.

                       PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------

                                          September 30,  December 31,
                                               2000         1999
                                           ------------ ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                $   257,103  $    117,184
  Marketable securities (substantially
    all U.S. Government securities)          1,099,422     1,219,144
  Accounts receivable, net                      86,647        99,264
  Film contract rights                         106,831       111,819
  Prepaid expenses and other current assets     50,194        49,429
                                          ------------  ------------
    Total current assets                     1,600,197     1,596,840
                                          ------------  ------------
INVESTMENTS                                     96,444       101,371
                                          ------------  ------------
FILM CONTRACT RIGHTS, less current portion      30,015        39,550
                                           ------------  ------------
PROPERTY AND EQUIPMENT, net                     63,191        61,878
                                          ------------  ------------
INTANGIBLE ASSETS                              407,938       417,420
                                          ------------  ------------
OTHER ASSETS                                    12,247         7,389
                                          ------------  ------------
                                          $  2,210,032  $  2,224,448
                                          ============  ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $     98,249  $    102,737
  Accounts payable and accrued expenses        109,051       108,435
  Income taxes payable                          24,373        38,696
                                          ------------  ------------
    Total current liabilities                  231,673       249,868
                                          ------------  ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR           79,766        84,372
                                          ------------  ------------
OTHER LONG-TERM LIABILITIES                      2,939        15,176
                                          ------------  ------------
MINORITY INTEREST                              174,624       160,550
                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01
    per share; authorized 200,000,000 shares;
    outstanding 4,511,605 shares                    45            45
  Class B common stock - par value $.01
    per share; authorized 200,000,000
    shares; outstanding 18,000,000 shares          180           180
  Retained earnings                          1,712,527     1,705,841
  Accumulated other comprehensive income         8,278         8,416
                                          ------------  ------------
                                             1,721,030     1,714,482
                                          ------------  ------------
                                          $  2,210,032  $  2,224,448
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

                     BHC COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars except per share data)
                            (UNAUDITED)
          -----------------------------------------------

                              Three Months           Nine Months
                           Ended September 30,   Ended September 30,
                           --------------------  --------------------
                              2000      1999        2000       1999
                           ---------  ---------  ---------  ---------
OPERATING REVENUES         $ 119,090  $ 114,293  $ 373,355  $ 339,157
                           ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Television expenses
   (2000 nine months
    includes second quarter
    $10 million write down
    of programming)           56,423     53,253    175,645    158,295
  Selling, general and
   administrative             39,422     35,429    111,638    104,994
                           ---------  ---------  ---------  ---------
                              95,845     88,682    287,283    263,289
                           ---------  ---------  ---------  ---------
   Operating income           23,245     25,611     86,072     75,868
                           ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income   18,513     18,357     65,386     61,276
  Equity loss and other
   related to United
   Paramount Network            -       (16,900)   (35,696)   (74,238)
                           ---------  ---------  ---------  ---------
                              18,513      1,457     29,690    (12,962)
                           ---------  ---------  ---------  ---------
   Income before income
    taxes and minority
    interest                  41,758     27,068    115,762     62,906

INCOME TAX PROVISION          18,200     10,800     50,400     25,100
                           ---------  ---------  ---------  ---------

   Income before minority
    interest                  23,558     16,268     65,362     37,806

MINORITY INTEREST             (4,304)    (4,526)   (14,564)   (13,366)
                           ---------  ---------  ---------  ---------
    Net income             $  19,254  $  11,742  $  50,798  $  24,440
                           =========  =========  =========  =========

Earnings per share:
  Basic                    $     .86  $     .52  $    2.26  $    1.09
                           =========  =========  =========  =========
  Diluted                  $     .85  $     .52  $    2.25  $    1.08
                           =========  =========  =========  =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
                    BHC COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------
                                                    Nine Months
                                                Ended September 30,
                                              -----------------------
                                                  2000         1999
                                              ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $   50,798   $   24,440
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                       (79,300)     (76,212)
    Film contract amortization                    74,365       69,435
    Programming write down                        10,000         -
    Depreciation and other amortization           18,091       16,410
    Equity loss and other related to United
     Paramount Network                            35,696       74,238
    Minority interest                             14,564       13,366
    Other                                         (9,901)     (10,473)
    Changes in assets and liabilities:
     Accounts receivable                          12,617       (1,966)
     Other assets                                 (9,213)      (3,415)
     Accounts payable and other liabilities        1,699        3,280
     Income taxes                                (30,147)      (1,940)
                                              ----------   ----------
       Net cash provided from
        operating activities                      89,269      107,163
                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net       139,546       29,073
 Investment in United Paramount Network          (25,875)     (75,950)
 Station acquisitions (includes $57,521 of
  intangibles in 1999)                              -         (61,358)
 Other investments                                (9,053)     (17,798)
 Capital expenditures, net                        (9,913)     (12,318)
 Other                                               (12)         (10)
                                              ----------   ----------
       Net cash provided from (used in)
        investing activities                      94,693     (138,361)
                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                     (45,023)     (22,512)
 Capital transactions of subsidiary                  980         (485)
                                              ----------   ----------
       Net cash used in financing activities     (44,043)     (22,997)
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                139,919      (54,195)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   117,184      201,175
                                              ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $  257,103   $  146,980
                                              ==========   ==========
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
                         BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (80.0% at September 30, 2000) subsidiary of Chris-Craft Industries, Inc., operates ten television stations, three wholly owned and seven owned by United Television, Inc. (UTV), 57.9% owned by BHC at September 30, 2000. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 2000, BHC's marketable securities consisted of U.S. Government securities, which had a cost of $1,028,958,000 and a fair value of $1,029,075,000, and equity securities, which had a cost of $55,750,000 and a fair value of $70,347,000. The difference between aggregate cost and fair value of $14,714,000 ($8,278,000, net of income taxes and minority interest)is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within eleven months.

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

     UPN had been organized as a partnership, and BHC accounted for its partnership interest under the equity method. The carrying value of such interest totalled $9,821,000 at December 31, 1999, and is included in Investments in the accompanying condensed consolidated balance sheet. Equity loss and other related to United Paramount Network in the accompanying income statements totalled $35,696,000 for the nine months ended September 30, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000.

     UPN's condensed statements of operations, insofar as reflected in BHC's financial statements, are as follows (in thousands):

                               Three Months          Nine months
                            Ended September 30,  Ended September 30,
                            -------------------  --------------------
                               2000      1999       2000       1999
                            --------  --------   ---------  ---------
       Operating revenues   $   -     $ 31,615   $  36,535  $  94,987
       Operating expenses       -       65,749      81,964    244,475
                            --------  --------   ---------  ---------
           Operating loss       -      (34,134)    (45,429)  (149,488)
       Other income, net        -          335         281      1,012
                            --------  --------   ---------  ---------
           Net loss         $   -     $(33,799)  $ (45,148) $(148,476)
                            ========  ========   =========  =========

4.   SHAREHOLDERS' INVESTMENT:

     As of September 30, 2000, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,511,605 shares of Class A common stock, 10,000 shares of which are held by Chris-Craft. At September 30, 2000, 185,497 shares of Class A common stock remain authorized for purchase. In January 2000, BHC's Board of Directors declared a special cash dividend of $2.00 per share on BHC's Class A and Class B common stock. The dividend, totalling $45.0 million, was paid in February 2000.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect purchases by UTV of its common shares totalling $828,000 in the first nine months of 1999, proceeds to UTV of $2,977,000 and $2,297,000 in the first nine months of 2000 and 1999, respectively, from the exercise of stock options, and UTV's $.50 per share dividend in both periods, adjusted for intercompany eliminations and minority interest.

5.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                               Three Months           Nine months
                            Ended September 30,   Ended September 30,
                            ------------------    ------------------
                              2000      1999        2000      1999
                            --------  --------    --------  --------
Net income                  $ 19,254  $ 11,742    $ 50,798  $ 24,440
Other comprehensive income
 (loss), net of taxes and
 minority interest               169    (2,518)       (138)      755
                            --------  --------    --------  --------
Comprehensive income        $ 19,423  $  9,224    $ 50,660  $ 25,195
                            ========  ========    ========  ========

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 2000 aggregated approximately $337.0 million, including $113.8 million applicable to UTV.

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $8.6 million including interest and legal fees through September 2000) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal, which is expected to be heard in late 2000. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in BHC's financial statements relating to this matter.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida, of up to $25 million.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):

                                Three Months             Nine months
                            Ended September 30,      Ended September 30,
                           -----------------------  ----------------------
BASIC:                        2000        1999        2000        1999
------                     ----------  ----------  ----------  ----------
Weighted average common
 shares outstanding        22,511,605  22,511,605  22,511,605  22,511,605
                           ==========  ==========  ==========  ==========
Net income                 $   19,254  $   11,742  $   50,798  $   24,440
                           ==========  ==========  ==========  ==========
Basic earnings per share   $      .86  $      .52  $     2.26  $     1.09
                           ==========  ==========  ==========  ==========
DILUTED:
--------
Weighted average
 common shares outstanding 22,511,605  22,511,605  22,511,605  22,511,605
                           ==========  ==========  ==========  ==========
Net income                 $   19,254  $   11,742  $   50,798  $   24,440
Dilution of UTV net income
 from UTV stock options           (28)        (12)        (65)        (54)
                           ----------  ----------  ----------  ----------
                           $   19,226  $   11,730  $   50,733  $   24,386
                           ==========  ==========  ==========  ==========
Diluted earnings per share $      .85  $      .52  $     2.25  $     1.08
                           ==========  ==========  ==========  ==========

8.   PROPOSED MERGER:

     As reported in BHC's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Consummation of each transaction is subject to stockholder approval, receipt of Federal Communications Commission and other regulatory approvals, and satisfaction of other customary conditions. Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp. and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp.
The parties anticipate that the transactions will be completed in the first half of 2001.

                      BHC COMMUNICATIONS, INC.
                      ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     BHC's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.36 billion at September 30, 2000, and BHC has no debt outstanding. BHC invested significant funds in United Paramount Network from UPN's inception in 1994 until March 31, 2000, when BHC sold its remaining 50% interest in the network.

     BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.9 million in the nine month period ended September 30, 2000 and by $6.8 million in the corresponding 1999 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Additionally, station operating income for the first nine months of 2000 included a non-cash $10 million programming write down. Reflecting such amounts, broadcast cash flow in the first nine months of 2000 increased 25%, while station earnings increased 11%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances increased to $1.36 billion at September 30, 2000 from $1.34 billion at December 31, 1999. Such $20.2 million increase reflects nine month operating cash flow of $89.3 million, which was partially offset by final UPN net funding totalling $25.9 million and the payment by BHC of a special dividend totalling $45.0 million.

     A $2.00 per share special cash dividend, aggregating $45.0 million, was paid in February 2000. Special cash dividends of $1.00 per share were paid in each of the previous three years.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at September 30, 2000, 185,497 Class A common shares remained authorized for purchase. From January 1, 1998 through December 31, 1999, UTV purchased 76,900 of its common shares for a total cost of $7.8 million. No additional shares have been purchased by UTV during the first nine months of 2000, and 721,249 shares remain authorized for purchase.
     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network that premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. Since then, BHC and Viacom shared equally in UPN losses and funding requirements through March 31, 2000.

     On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom for $5 million, after Viacom triggered the "buy-sell" provision of the companies' partnership agreement. The $11.3 million pretax loss on the sale, together with BHC's final share of UPN's losses, were reflected in BHC's 2000 first quarter operating results. BHC has no remaining financial obligation to UPN.

     BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 2000, commitments for such programming totalled approximately $337.0 million, including $113.8 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 2000 were not material. BHC stations are continuing the process of converting to digital television (DTV). The conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. BHC expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

     As reported in BHC's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Consummation of each transaction is subject to stockholder approval, receipt of Federal Communications Commission and other regulatory approvals, and satisfaction of other customary conditions. Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp. and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp.
The parties anticipate that the transactions will be completed in the first half of 2001.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     BHC is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of September 30, 2000 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.




(in thousands)
                                      Cost               Fair Value
                                      ----               ----------

  U.S. Government securities       $ 1,028,958           $ 1,029,075
  Equity securities                $    55,750           $    70,347

Results of Operations
---------------------

     BHC net income in the third quarter of 2000 totalled $19,254,000, or $.86 per share ($.85 per share diluted), compared to net income in last year's third quarter of $11,742,000, or $.52 per share ($.52 per share diluted). The increase in net income primarily reflects the elimination of losses attributable to BHC's former interest in United Paramount Network, which was sold in the first quarter of 2000.

     For the first nine months of 2000, BHC net income totalled $50,798,000, or $2.26 per share ($2.25 per share diluted), compared to net income of $24,440,000, or $1.09 per share ($1.08 per share diluted), in last year's comparable period. The increase in year to date earnings reflects the positive impact of the UPN sale, as well as higher operating income, partially offset by a $10 million programming write down recorded in the second quarter.

     Operating revenues at BHC's television station group rose 4%, to a third quarter record $116,591,000 from the prior year's $111,901,000. However, station earnings declined 4% to $31,871,000, from last year's $33,243,000, primarily due to an 11% increase in programming expenses. Operating income, which additionally reflects non-broadcasting operations and corporate office expenses of BHC and UTV, declined 9% to $23,245,000, from $25,611,000, and includes $1.9 million of expenses associated with the expected acquisition by News Corporation of BHC and BHC's 57.9% owned subsidiary, United Television, Inc.

     The second quarter $10 million write down adjusted to net carrying value certain programming rights uniquely acquired in 1994 in connection with the start-up of UPN. Unlike typical syndicated programming commitments, the commitment to purchase this program was made before the initial airing of the program on UPN, and the write down followed our initial telecasts of the syndicated program in its ultimate time period during the second quarter.

    Station operating revenues for the first nine months of 2000 rose 10%, to a record $365,848,000 from $332,228,000 in 1999, and same station revenues rose 8%. Station group earnings increased 11%, to $107,106,000 from $96,314,000, and rose 22%, to a nine month record $117,106,000 excluding the write down recorded in the second quarter. Operating income in the period, excluding the write down increased 27% to a nine month record $96,072,000, and including the write down, rose 13%, to $86,072,000 from 1999's $75,868,000.

     Interest and other income, which consists mostly of amounts earned on cash and marketable securities holdings, increased slightly to $18,513,000 in the third quarter from $18,357,000 last year. Interest and other income totalled $65,386,000 in the nine month period, compared to $61,276,000 last year.

     Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 57.9% and 58.4% owned by BHC at September 30, 2000 and 1999, respectively.


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


                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
          -----------------

     Between August 14 and 21, 2000, various purported stockholders of BHC filed complaints in the Delaware Court of Chancery entitled Gissen v. BHC, et al., Civil Action No. 18209; Piven v. BHC, et al., Civil Action No. 18211; Voege v. Siegel, et al., Civil Action No. 18210; Stubbe v. BHC, et al., Civil Action No. 18217; and Rand v. BHC, et al., Civil Action No. 18229 (which we collectively refer to as the "BHC lawsuits"). During the same period, various purported stockholders of United Television filed complaints in the Delaware Court of Chancery entitled Pyenson v. UTV, et al., Civil Action No. 18222; Malamud v. UTV, et al., Civil Action No. 18218; and Rand v. UTV, et al., Civil Action No. 18235 (which we collectively refer to as the "United Television lawsuits" and, together with the BHC actions, as the "Delaware actions"). The Delaware actions assert claims against Chris-Craft, United Television, BHC, and various of their officers and directors, alleging, among other things, that Chris-Craft and/or BHC and the individual defendants engaged in self-dealing with respect to the BHC and/or United Television mergers. The Delaware actions seek class action certification and injunctive relief against Chris-Craft, BHC and United Television mergers, or, in the alternative, to obtain rescission of the mergers or rescissory damages, and other relief.

     On September 25, 2000, the court entered an order of consolidation, consolidating the BHC lawsuits as In re BHC Communications, Inc. Shareholders Litigation, Civil Action No. 18209 and directing the plaintiffs to file a consolidated amended complaint. On October 2, 2000, the court entered an order of consolidation, consolidating the United Television lawsuits as In re United Television, Inc. Shareholders Litigation, Civil Action No. 18218 and directing that the complaint filed in Malamud v. UTV, Civil Action No. 18218, shall be deemed the operative complaint in the consolidated action.

     Chris-Craft, BHC and United Television believe that the Delaware actions are without merit and intend to defend them vigorously.




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     (a)  The following exhibits are filed herewith:

        Exhibit No.            Description
        -----------            -----------
           27                  Financial Data Schedule

     (b) The registrant filed a report on Form 8-K on August 23, 2000 reporting on item numbers 5 and 7.


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

Date: November 14, 2000


                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule