Form 10-K405
period 2000-12-31
BHC COMMUNICATIONS INC
filed 2001-03-21
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 2001, was approximately $615,000,000.

     As of February 28, 2001, there were 4,511,605 shares of the registrant's Class A Common Stock and 18,000,000 shares of the registrant's Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


                       Document         Part

                         None.

                                     PART I

ITEM 1.  BUSINESS.

                                     General

     BHC Communications, Inc. ("BHC"), the majority owned (80% at February 28,
2001) television broadcasting subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"), was organized in Delaware in 1977 under the name "BHC, Inc." and changed its name to BHC Communications, Inc. in 1989. BHC's principal business is television broadcasting, conducted through its wholly owned subsidiaries, Chris-Craft Television, Inc. ("CCTV") and Pinelands, Inc. ("Pinelands"), and its majority owned (57.9% at February 28, 2001) subsidiary, United Television, Inc. ("UTV").

     At February 28, 2001, BHC, solely through subsidiaries, had 1,143 full-time employees and 136 part-time employees.



                   Acquisition by The News Corporation Limited

     Chris-Craft, BHC and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares ("ADSs"). The mergers are structured initially as "forward mergers" as described below. For each merger to be effected as a forward merger, the parties to that merger must obtain a favorable tax ruling from the Internal Revenue Service regarding the merger and a related tax opinion from their respective legal counsel. In addition, the Federal Communications Commission ("FCC") must consent to the mergers and related reorganization transactions and the structure proposed by the parties for the ownership and operation of Chris-Craft's, BHC's and UTV's television stations following the mergers. If those tax and regulatory conditions are not met with respect to a particular merger, that merger will be restructured as a "reverse merger" as described below.

     If a merger is effected as a forward merger, Chris-Craft, BHC and UTV, as applicable, simultaneously with the closing of the merger, will merge into News Publishing Australia Limited, a subsidiary of News Corp. News Publishing will survive each of the forward mergers and transfer the television assets formerly held by Chris-Craft, BHC and UTV, as applicable, to a subsidiary of Fox Entertainment Group. The Fox Entertainment Group subsidiary will simultaneously transfer the title to all of the FCC licenses to Fox Television Stations, Inc.

     If a merger is restructured as a reverse merger, a subsidiary of Fox Entertainment Group will merge into Chris-Craft, BHC or UTV, as applicable, and Chris-Craft, BHC or UTV, as applicable, will be the surviving corporation. The Chris-Craft merger will occur first, followed by the BHC merger and then the UTV merger. Because each merger is a separate transaction, it is possible that one or more of the mergers may be effected as a forward merger, with the other mergers being effected as reverse mergers.

     The principal difference to stockholders between the forward mergers and the reverse mergers is that, in the forward mergers, the receipt of preferred ADSs, but not cash, by Chris-Craft, BHC or UTV stockholders will generally be tax-free for U.S. federal income tax purposes. In the reverse mergers, such receipt will be taxable. In addition, under a forward merger, the respective stockholders will have the ability to elect to receive the consideration as all cash, all stock or a combination therof, subject to pro-ration and adjustment as described in the merger agreement related thereto. In the reverse mergers, Chris-Craft, BHC and UTV stockholders will receive more consideration than they would otherwise receive in the forward mergers; however, they will not be able to make any election as to the type of merger consideration they will receive.

     Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp., and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp. The parties anticipate that the transactions will be completed in the first half of 2001. Closing of the transactions will be conditioned on stockholder approvals and other regulatory and contractual conditions.

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

The following table sets forth certain information with respect to BHC stations and their respective markets:

                                                      Total
                                                   Commercial
              Network Af-    DMA TV                 Stations          DMA
Station and   filiation/     House-       DMA     Operating in     Cable TV
Location(1)   Channel        holds(2)    Rank(2)    Market(3)    Penetration(4)
-----------   -----------  ----------   --------  ------------   --------------
WWOR (5)       UPN 9        6,935,610      1st       6VHF             75%
Secaucus                                            14UHF

KCOP           UPN 13       5,354,150      2nd       7VHF             65%
  Los Angeles                                       10UHF

KPTV           UPN 12       1,017,760     23rd       4VHF             62%
  Portland                                           2UHF

KMSP           UPN 9        1,510,130     14th       4 VHF            55%
  Minne-                                             3 UHF
  apolis/
  St. Paul

KTVX           ABC 4          732,380     36th       4 VHF            53%
  Salt                                               2 UHF
  Lake City

KMOL           NBC 4          693,810     37th       3 VHF            65%
  San                                                3 UHF
  Antonio

KBHK           UPN 44       2,431,720      5th       4 VHF            72%
  San                                               10 UHF
  Francisco

KUTP           UPN 45       1,441,660     17th       4 VHF            59%
  Phoenix                                            4 UHF

WRBW           UPN 65       1,126,000     21st       3 VHF            76%
  Orlando                                            9 UHF

WUTB           UPN 24       1,010,160     24th       3 VHF            68%
  Baltimore                                          3 UHF

------------

    (1) KCOP and KPTV are wholly owned by CCTV; WWOR is owned by Pinelands; the remaining stations are owned by UTV or wholly owned subsidiaries of UTV.

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

         Programming

     BHC's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC invests directly in the development of original programming. The aggregate amount invested in original programming through December 31, 2000 was not significant to BHC's financial position. BHC television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

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

     Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $165,113,000 as of December 31, 2000. The stations were committed for film and sports rights contracts aggregating $280,100,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 7 of Notes to Consolidated Financial Statements.

     KTVX and KMOL are primary affiliates of their respective networks. UTV has 10-year affiliation agreements for KTVX and KMOL, which expire in 2005. Current FCC rules do not limit the duration of affiliation agreements. The licensee subsidiaries for BHC's eight UPN-affiliated stations have agreed to modify and extend the terms of their UPN affiliations to the end of the 2001-2002 season (approximately August 31, 2002). The subsidiaries have options, exercisable by December 17, 2001, to extend the affiliation term for each of their stations through the end of the 2004-2005 season (approximately August 31, 2005).

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

     KMSP UPN 9's license renewal was granted on February 11, 2000 and is due to expire on April 1, 2006. KTVX's license renewal was granted on October 9, 1998 and is due to expire on October 1, 2006. KUTP UPN 45's license renewal was granted on April 20, 1999 and is due to expire on October 1, 2006. KCOP UPN 13's license renewal was granted on January 8, 1999 and is due to expire on December 1, 2006. KBHK UPN 44's license renewal was granted on January 8, 1999 and is due to expire on December 1, 2006. KPTV UPN 12's license renewal was granted on January 28, 1999 and is due to expire on February 1, 2006. KMOL's license renewal was granted on November 12, 1998 and is due to expire on August 1, 2006. WWOR UPN 9's license renewal was granted on July 7, 1999 and is due to expire on June 1, 2007. WUTB UPN 24's license was assigned to UTV of Baltimore, Inc., a subsidiary of UTV, on January 20, 1998 and is due to expire on October 1, 2004. WRBW UPN

65's license was assigned to UTV of Orlando, Inc., a subsidiary of UTV, on July 7, 1999 and is due to expire on February 1, 2005.

     On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes became effective on November 16, 1999. Further changes were made in a series of orders released on January 19, 2001.

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

     The FCC made other changes to its rules that determine what constitutes an "attributable interest" in applying the FCC Ownership Rules. Under the new rules, a party will be deemed to have an attributable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions, if (1) it is a non-passive investor, and it owns 5% or more of the voting stock in the media outlet or its controlling parent;
(2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet, and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest in another media outlet in the same market.

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

     Finally, the FCC eliminated (i) its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market; and (ii) effective 60 days from publication in the Federal Register of the January 2001 orders, the "single majority shareholder" exception to the attribution rules. The single majority shareholder exception provided that if a single shareholder owned more than 50% of a media outlet's voting stock, other shareholders in that media outlet whose voting interests would otherwise have been attributable (such as 5% or more of the voting stock) would be deemed non-attributable. All interests that were deemed to be non-attributable based on the single majority shareholder exception as of the adoption date of the FCC's 2001 orders will continue to be treated as non-attributable interests.

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

     FCC regulations also prohibit common ownership or control between any two of ABC, NBC, CBS, and Fox, or any one of those four networks and, under current interpretation, either UPN or WB. The FCC is considering whether to modify or eliminate this rule.

     The Telecom Act directed the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-Chip) designed to enable viewers to block display of programs carrying a common rating and authorized the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999. BHC cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect BHC's business.

     The FCC recently adopted regulations requiring increased closed-captioning of video programming. Subject to various exemptions, television stations will be required to begin broadcasting specified amounts or a specified percentage of new programs with closed captioning in the year 2000 and specified percentages of pre-rule programming commencing in 2008.

     New FCC video description requirements for television broadcast stations, which will take effect on April 1, 2002, require television broadcast stations in the top 25 DMAs that are affiliated with the top four networks (ABC, NBC, CBS and Fox) to provide video described programming. Mandatory video description of emergency information, which applies to all television stations and cable operators, will become effective once the Office of Management and Budget completes a separate review of this provision.

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

     The FCC has taken a number of steps to implement digital television service ("DTV") (including high definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On February 17, 1998, the FCC affirmed an amended table of digital channel allotments and rules for the implementation of DTV, initially adopted in 1997. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The DTV channels assigned to BHC television stations are as follows: KCOP, channel 66; KBHK, channel 45; KMSP, channel 26; WWOR, channel 38; KPTV, channel 30; KMOL, channel 58; KTVX, channel 40; KUTP, channel 26; WUTB, channel 41; and WRBW, channel 41. Implementation of DTV is expected to improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, as long as they continue to provide at least one free, over-the-air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions that have not been subjected to extensive field testing and that, along with specific digital channel assignments, may be subjected to further administrative and judicial review. Conversion to DTV may reduce the geographic reach of the BHC television stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on BHC, primarily due to the capital costs associated with construction of DTV facilities, and increased operating costs, both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. The FCC has recently ruled that a television broadcaster may demand must-carry of its digital signal on cable systems if its analog station is not being carried on the cable system. This digital must-carry rule applies only to a single stream of programming that is provided free over the air and specifically does not apply to ancillary and supplementary services.

     On January 18, 2001, the FCC adopted rules resolving a number of technical and legal matters related to whether cable television operators should be required to carry digital television signals, in addition to the currently required carriage of stations' analog signals. The FCC tentatively concluded that a dual channel carriage requirement may impermissibly burden a cable operator's First Amendment rights. The FCC therefore issued a further notice of proposed rulemaking to determine the need for dual carriage for a successful transition to digital television and the extent of harm to cable operators. The FCC also concluded that a digital-only television station can immediately assert its rights to carriage on a cable system and that a television station that returns its analog spectrum and converts to digital has must-carry rights on cable systems. Based on the current record, the FCC concluded that, for a digital television station, the primary video that is entitled to mandatory carriage includes a single programming stream and other program-related content. The FCC seeks comment in the further notice on the scope of "program-related" content.

     Some of BHC's television stations have begun broadcasting on their DTV channels, in addition to their analog broadcasts. BHC has filed applications with the FCC for permits to construct DTV facilities for each of its other stations. Future capital expenditures by BHC will be compatible with the new technology whenever possible.

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

     The Communications Act limits the amount of capital stock that aliens (including their representatives, foreign governments, their representatives and entities organized under the laws of a foreign country) may own in a television station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned, directly or indirectly, or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. BHC believes the ownership by aliens of its stock and that of UTV to be below the applicable limit.

     On January 20, 2000, the FCC approved new equal employment opportunity and outreach requirements for all broadcast licensees (and cable operators). The key elements were: (1) licensees must implement a minority outreach program; (2) licensees with five or more full-time employees must place a report regarding their outreach efforts in their public inspection file annually, and, if they have more than 10 full-time employees, they must submit the last four years of these reports to the FCC at the halfway point and endpoint of their license terms, which will be subject to FCC review; (3) licensees with five or more full-time employees also must file with the FCC a "Statement of Compliance" with regard to their outreach efforts every two years; and (4) licensees with five or more full-time employees also must file annual employment reports, of the sort filed prior to 1998, which the FCC will use only to monitor minority employment. In a decision released January 16, 2001, the United States Court of Appeals for the District of Columbia Circuit struck down the outreach provisions of the new rule as unconstitutional. On January 31, the FCC suspended enforcement of the rule. The FCC has petitioned for a partial rehearing of the decision.

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

     Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. The emergence of home satellite dish antennas has made it possible for individuals to receive a host of video programming options via satellite transmission. Four direct-to-home satellite systems ("DTH") currently provide service. The number of subscribers to DTH services increased substantially during the past five years, to approximately 13.1 million as of December 1999.

     On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act ("SHVIA"). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations' programming into the stations' respective local markets. After May 27, 2000, satellite carriers were prohibited from delivering a local signal into their local markets -- so called "local-into-local" service -- without the consent or must-carry election of such stations, but stations are obligated to engage in good faith retransmission consent negotiations with the carriers. SHVIA and implementing FCC regulations do not require satellite carriers to, but provide that carriers that choose to do so must, comply with certain mandatory signal carriage requirements by January 1, 2002. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has adopted several regulations, as required by SHVIA, to implement certain aspects of the Act, such as standards for good faith retransmission consent negotiations, must-carry procedures, exclusivity protection for local stations against certain distant signals, and enforcement. Certain portions of SHVIA and related regulations are currently being challenged in court.

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

     Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, Salt Lake City, San Antonio and Phoenix and are leased in Baltimore, Orlando and San Francisco. The Baltimore lease expires in April 2005 and is renewable, at increased rental, for two five-year periods. The Orlando lease expires in March 2004. The San Francisco lease expires in 2007. UTV also occupies leased facilities in various cities throughout the country.

     The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 48,000 square feet on a 6.03-acre site. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. The Orlando facility is approximately 8,750 square feet and is located at Universal Studios in Orlando. The Baltimore facility is approximately 11,700 square feet and is located in an office park in a suburb of Baltimore. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

     UTV owns a 55-acre tract in Shoreview, Minnesota, of which 40 acres are used by KMSP for transmitter facilities and tower.

     KTVX's analog transmitter facilities and tower are located at a site on Mt. Nelson, close to Salt Lake City, under a lease that expires in 2004. KTVX also maintains back-up analog transmitter facilities and tower at a site on nearby Mt. Vision under a lease that expires in July 2002 and is renewable, at no increase in rental, for a 50-year period. KTVX's DTV transmitting facilities are located at a site on Farnsworth Peak, close to Salt Lake City, in a facility, and on a tower, which will eventually accommodate the DTV facilities of most of the television stations in Salt Lake City. UTV is a member of the partnership that operates the facility.

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

     WRBW's analog transmitter facilities are located on a site near Orlando. The building containing the transmitter and the tower on which the antenna is mounted are shared with another television station as well as several FM radio stations. The lease for the tower and building expires in September 2001, and is renewable for two five-year periods. WRBW's DTV transmitting facilities are currently being constructed on another site near Orlando. The building containing the transmitter, and the tower on which the antenna is mounted, are shared with two other stations. The lease for the tower and building will expire 15 years after the commencement of the lease and is renewable for two additional 15-year periods. WRBW has an option to move its analog facilities to this same site under similar lease terms, and has begun the process.

     WUTB's transmitter facilities are located on a site near Baltimore. The building containing the transmitter and the tower on which the antenna is mounted, are shared with another television station. The lease for the tower and building expires in December 2004 and is renewable for a five-year period.

     BHC believes its properties are adequate for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

     Between August 14 and 21, 2000, various purported stockholders of BHC filed complaints in the Delaware Court of Chancery entitled Gissen v. BHC, et al., Civil Action No. 18209; Piven v. BHC, et al., Civil Action No. 18211; Voege v. Siegel, et al., Civil Action No. 18210; Stubbe v. BHC, et al., Civil Action No. 18217; and Rand v. BHC, et al., Civil Action No. 18229 (which collectively are referred to as the "BHC lawsuits"). During the same period, various purported stockholders of UTV filed complaints in the Delaware Court of Chancery entitled Pyenson v. UTV, et al., Civil Action No. 18222; Malamud v. UTV, et al., Civil Action No. 18218; and Rand v. UTV, et al., Civil Action No. 18235 (which collectively are referred to as the "UTV lawsuits" and, together with the BHC actions, as the "Delaware actions"). The Delaware actions assert claims against Chris-Craft, UTV, BHC, and some of their officers and directors, alleging, among other things, that Chris-Craft and/or BHC and/or UTV and the individual defendants breached their fiduciary duties to stockholders, and that certain defendants engaged in self-dealing, with respect to the News Corp. acquisitions by merger of BHC and/or UTV. The Delaware actions seek class action certification and injunctive relief against Chris-Craft, BHC and UTV or, in the alternative, to obtain rescission of the mergers or rescissory damages, and other relief.

     On September 25, 2000, the Court entered an order of consolidation, consolidating the BHC lawsuit as In re BHC Communications, Inc. Shareholders Litigation, Civil Action No. 18209, and directing the plaintiffs to file a consolidated amended complaint. On October 2, 2000, the Court entered an order of consolidation, consolidating the United Television lawsuit as In re United Television, Inc. Shareholders Litigation, Civil Action No. 18218, and directing that the complaint filed in Malamud v. UTV, Civil Action No. 18218, shall be deemed the operative complaint in the consolidated action. A consolidated complaint and an amended consolidated complaint have been filed in connection with each of the BHC and UTV lawsuits.

     We were advised that all defendants in the BHC and UTV lawsuits filed motions to dismiss the complaints in the Delaware actions. The Court heard arguments on the motions to dismiss on March 14, 2001. The Court reserved its decision on the motions but informed the plaintiffs that they must respond in writing within two weeks of the oral argument date as to whether they wish to amend their complaints. [As of the date of the filing of this Annual Report on Form 10-K, no answer has been filed in the Delaware actions]. Discovery has been stayed by consent, pending a decision on the motions to dismiss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of BHC, as of February 28, 2001, are as follows:

                       Positions with BHC; principal                 Has served
                       occupation; and age as of                     as officer
Name                   February 28, 2001                             since

Herbert J. Siegel      Chairman of the Board; Chairman of the           1977
                       Board and President, Chris-Craft; 72

William D. Siegel      President; Executive Vice President,             1981
                       Chris-Craft; 46

Joelen K. Merkel       Senior Vice President and Treasurer;             1980
                       Senior Vice President and Treasurer,
                       Chris-Craft; 49

Brian C. Kelly         Senior Vice President and General Counsel        1992
                       and Secretary; Senior Vice President and
                       General Counsel and Secretary, Chris-Craft;
                       49

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

     BHC Class A common stock is traded on the American Stock Exchange. The high and low sales prices of these shares are shown below for the periods indicated. At February 28, 2001, there were 5,701 holders of record of Class A common stock. All BHC Class B common shares, which in general are nontransferable, are held by Chris-Craft Industries, Inc., and, accordingly, there is no trading market for such shares.

                              First     Second      Third     Fourth
                             Quarter    Quarter    Quarter    Quarter
---------------------------------------------------------------------
2000
High                          165        165        160        157
Low                           139 5/8    139        136 1/8    127
---------------------------------------------------------------------
1999
High                          129        132 1/8    139 5/8    169
Low                           107        111 1/2    123 1/4    138
---------------------------------------------------------------------

     BHC paid special cash dividends of $2.00 per share in February 2000 and $1.00 per share in February 1999.

ITEM 6.  SELECTED FINANCIAL DATA.


                              As of and for the Year ended December 31,
                   ----------------------------------------------------------
(In Thousands of Dollars
Except per Share Data)  2000       1999        1998        1997        1996

Operating revenues $  505,504  $  469,347  $  445,850  $  443,499  $  446,292
=============================================================================
Operating income   $  118,776  $  102,156  $   96,729  $  101,338  $  107,148
Interest and other
 income               132,310     105,805      79,366      82,809      81,849
Equity in United
 Paramount Network
 loss                 (35,696)    (97,344)    (88,597)    (87,430)   (146,313)
Gain on change of
 ownership in United
 Paramount Network       -           -           -        153,933        -
Income taxes            2,700     (41,900)    (31,500)   (101,000)    (21,000)
Minority interest     (21,495)    (18,184)    (16,425)    (18,473)    (17,448)
-----------------------------------------------------------------------------
Net income         $  196,595  $   50,533  $   39,573  $  131,177  $    4,236
=============================================================================

Earnings per share -
     Basic         $     8.73  $     2.24  $     1.75  $     5.62  $      .18
     Diluted             8.73        2.24        1.75        5.61         .17
Cash dividends
  declared per share     2.00        1.00        1.00        1.00        -
Cash and marketable
  securities        1,371,899   1,336,328   1,403,245   1,487,280   1,391,992
Film contract rights  165,113     151,369     123,502     121,977     144,034
Investments            87,162     101,371      67,299      47,594      46,944
Total assets        2,390,961   2,224,448   2,142,601   2,142,488   2,097,263
Long-term debt           -           -           -           -           -
Minority interest     180,930     160,550     139,876     115,473      95,227
Shareholders'
 investment         1,862,316   1,714,482   1,696,327   1,724,954   1,705,533
Book value
 per share         $    82.73  $    76.16  $    75.35  $    75.35  $    71.95

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     BHC's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.37 billion at December 31, 2000, and BHC has no debt outstanding. BHC invested significant funds in United Paramount Network from UPN's inception in 1994 until March 31, 2000, when BHC sold its remaining 50% interest in the network.

     BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (amortization exceeded payments by $3.2 million in 2000 and payments exceeded amortization by $1.1 million in 1999), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Additionally, station operating income for 2000 included a non-cash $10 million programming write down. Reflecting such amounts, broadcast cash flow in 2000 increased 22%, while station earnings increased 11%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances increased to $1.37 billion at December 31, 2000 from $1.34 billion at December 31, 1999. Such $35.6 million increase reflects 2000 operating cash flow of $115.1 million, which was partially offset by final UPN net funding totalling $25.9 million, the payment by BHC of a special dividend totalling $45.0 million, and capital expenditures of $11.5 million.

     A $2.00 per share special cash dividend, aggregating $45.0 million, was paid in February 2000. Special cash dividends of $1.00 per share were paid in each of the previous three years.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at December 31, 2000, 185,497 Class A common shares remained authorized for purchase. UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At December 31, 2000, purchase of 721,249 additional shares was so authorized. From January 1, 1998 through December 31, 2000, 76,900 shares were purchased for an aggregate cost of $7.8 million. No shares were purchased during 2000.

     In January 1998, UTV purchased the assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80.2 million in cash. The station's call letters were changed to WUTB, and the station became a UPN affiliate. In July 1999, UTV purchased the assets of UHF television station WRBW, Channel 65, a UPN affiliate in Orlando, Florida, for $61.3 million in cash. UTV remains obligated for possible future consideration relating to the purchase of WRBW of up to $25 million.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN, and, accordingly, BHC and Viacom shared equally in UPN's losses and funding requirements. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations. UPN incurred start-up losses of $194.7 million in 1999, $177.2 million in 1998, $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995. BHC funding of UPN totalled $29.1 million in 2000, $106.6 million in 1999 and $88.1 million in 1998. Equity loss and other related to UPN for the year ended December 31, 2000 includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000 and related expenses of $1,775,000.

     BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At December 31, 2000, commitments for such programming totalled $280.1 million, including $104.0 million applicable to UTV. BHC's capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at December 31, 2000 were not material. During 2000, BHC stations continued the process of converting to digital television (DTV). This conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. Six of BHC's ten stations have made the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. BHC expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     BHC is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of December 31, 2000 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(In thousands)                                  Cost      Fair Value
---------------------------------------------------------------------
U.S. Government securities                  $ 1,091,231   $ 1,092,975
Equity securities                           $    39,409   $    43,128

     All of BHC's marketable securities have been categorized as available for sale, and are comprised substantially of U.S. Government securities, 99% of which mature in one year and all of which mature in 17 months.

RESULTS OF OPERATIONS - 2000 VERSUS 1999

     BHC net income in 2000 rose to $196,595,000, or $8.73 per share ($8.73 per share diluted), compared to net income in 1999 of $50,533,000, or $2.24 per share ($2.24 per share diluted). The substantial increase in net income resulted primarily from the December 2000 settlement with the Internal Revenue Service of BHC's previously denied Federal income tax refund claim for $124.4 million, including interest of $42.9 million. In addition, the increase in net income reflects the elimination, subsequent to March 2000, of losses attributable to BHC's former 50% interest in UPN, which was sold in the first quarter of 2000.

     Television station earnings in 2000 increased 11%, to $146,952,000 from $131,808,000, reflecting solid revenue growth and a reduction of approximately $4.3 million in expense associated with stock price based retirement plans. Station operating revenues for the year rose 8%, to a record $495,273,000 from $459,938,000, and same station full year operating revenues rose 6%. The increase in station earnings was augmented by an increase, to $9,596,000 from $8,777,000, in earnings at BHC's television production subsidiaries. Corporate office expenses of BHC and UTV reflect $2.8 million of acquisition related expenses and a reduction of $1.2 million in stock price based retirement plan expense. Television Division operating income in 2000 accordingly rose 16%, to a record $118,776,000 from $102,156,000 in 1999.

     On March 31, 2000, BHC sold its 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations. Losses associated with BHC's former interest in UPN declined to $35,696,000 from $97,344,000, following the sale. The 2000 amount includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000 and related expenses of $1,775,000.

     Interest and other income, which primarily includes earnings on BHC's consolidated $1.4 billion in cash and marketable securities, totalled $132,310,000, compared to $105,805,000 in 1999. The 2000 amount includes $42.9 million of interest on the Federal income tax refund settlement. Net gains on securities totalled $7.7 million in 2000 and $33.1 million in 1999.

     BHC's income tax provisions reflect the realization of certain tax benefits, including $81.5 million recorded by BHC in December 2000 upon settlement with the IRS of the Federal income tax refund claimed for capital losses generated in 1993, and $8.8 million of corresponding state income tax refunds.

     Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 57.9% owned by BHC at December 31, 2000, 58.1% owned by BHC at December 31, 1999, and 58.5% owned by BHC at December 31, 1998.


RESULTS OF OPERATIONS - 1999 VERSUS 1998

     BHC net income in 1999 rose to $50,533,000, or $2.24 per share ($2.24 per share diluted), from net income in 1998 of $39,573,000, or $1.75 per share ($1.75 per share diluted). The 28% increase in net income is mostly attributable to marketable securities gains.

     Television station earnings in 1999 increased 7%, to $131,808,000 from $123,123,000, and rose 10% excluding expense associated with stock price based retirement plans. The increase in station earnings primarily reflects growth in station operating revenues, which more than offset modest increases in station operating expenses. Station operating revenues rose 5%, to $459,938,000 from $436,664,000, and same station operating revenues rose 4%. Station operating revenues were positively affected by generally strong demand for television advertising time, as well as the generally positive impact of UPN's improved competitive position on the prime time results of BHC's eight UPN affiliates. Nonetheless, several BHC stations recorded lower operating revenues in 1999. Station operating revenues in 1998 include retroactive network compensation recorded by our NBC affiliate upon finalization of a long-term affiliation agreement. Such compensation was offset by certain copyright royalty revenues recorded in 1999.

     The increase in station earnings was partially offset by a decline, to $8,777,000 from $10,202,000, in earnings at BHC's television production subsidiaries, and a $1.1 million increase in corporate office expense. Operating income in 1999 accordingly rose 6%, to $102,156,000 from $96,729,000. Excluding stock price based retirement plan expense, operating income increased 10% in 1999.

     UPN's loss in 1999 widened to $194,688,000 from $177,193,000, reflecting the expansion of the network's prime time schedule to five weekday evenings from three during most of 1998, as well as ratings shortfalls and expenses related to cancelled programs earlier in 1999. BHC's 50% share of UPN's loss accordingly rose to $97,344,000 from $88,597,000 in 1998.

     Interest and other income, which consists mostly of amounts earned on cash and marketable securities holdings, rose significantly in 1999, to $105,805,000 from $79,366,000. The increase reflects a $27.8 million increase, to approximately $33.1 million from approximately $5.3 million, in marketable securities gains. Interest income declined slightly in 1999, due to a modest decline in the average amount of funds invested.

     BHC's effective income tax rate reflects in both years the realization of certain income tax benefits.

     Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 58.1% owned by BHC at December 31, 1999 and 58.5% owned by BHC at December 31, 1998 and December 31, 1997.

     Earnings per share amounts prior to 1999 reflect reductions in weighted average common shares outstanding resulting from purchases by BHC of its Class A common shares.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information appearing in the Management's Discussion and Analysis under the caption QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - For the Years
         Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - For the Years
         Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

QUARTERLY FINANCIAL INFORMATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                    BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

PricewaterhouseCoopers LLP
200 East Las Olas Blvd.
Fort Lauderdale FL  33301

To the Board of Directors and
Shareholders of BHC Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' investment and cash flows present fairly, in all material respects, the financial position of BHC Communications, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 8, 2001, except as to Note 6 which is as of March 14, 2001

                          CONSOLIDATED BALANCE SHEETS
                   BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                       December 31,
                                               ----------------------------
(In Thousands of Dollars)                         2000             1999
---------------------------------------------------------------------------
Assets

Current Assets:
    Cash and cash equivalents                  $   235,796      $   117,184
    Marketable securities (substantially all
      U.S. Government securities)                1,136,103        1,219,144
    Income tax refund receivable                   129,649             -
    Accounts receivable, less allowance
      for doubtful accounts of $4,120
      and $4,466                                   102,056           99,264
    Film contract rights                           121,135          111,819
    Prepaid expenses and other current assets       46,978           49,429
---------------------------------------------------------------------------
      Total current assets                       1,771,717        1,596,840
---------------------------------------------------------------------------
Investments                                         87,162          101,371
---------------------------------------------------------------------------
Film Contract Rights,
    including deposits, less estimated
    portion to be used within one year              43,978           39,550
---------------------------------------------------------------------------
Property and Equipment, at cost:
    Land, buildings and improvements                50,860           48,247
    Equipment                                      122,973          126,862
---------------------------------------------------------------------------
                                                   173,833          175,109
    Less - Accumulated depreciation                112,014          113,231
---------------------------------------------------------------------------
                                                    61,819           61,878
---------------------------------------------------------------------------
Intangible Assets                                  404,802          417,420
---------------------------------------------------------------------------
Other Assets                                        21,483            7,389
---------------------------------------------------------------------------
                                               $ 2,390,961      $ 2,224,448
===========================================================================

                                                      December 31,
                                               ----------------------------
                                                  2000             1999
---------------------------------------------------------------------------
Liabilities and Shareholders' Investment

Current Liabilities:
    Film contracts payable within one year     $   107,913      $   102,737
    Accounts payable and accrued expenses          101,234          108,435
    Payable and deferred income taxes               32,006           38,696
---------------------------------------------------------------------------
    Total current liabilities                      241,153          249,868
---------------------------------------------------------------------------

Film Contracts Payable after One Year              101,471           84,372
---------------------------------------------------------------------------

Other Long-Term Liabilities                          5,091           15,176
---------------------------------------------------------------------------

Minority Interest                                  180,930          160,550
---------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

Shareholders' Investment:
    Class A common stock-par value $.01 per
      share; authorized 200,000,000 shares;
      outstanding 4,511,605 shares                      45               45
    Class B common stock-par value $.01 per
      share; authorized 200,000,000 shares;
      outstanding 18,000,000 shares                    180              180
    Retained earnings                            1,858,733        1,705,841
    Accumulated other comprehensive income           3,358            8,416
---------------------------------------------------------------------------
                                                 1,862,316        1,714,482
---------------------------------------------------------------------------
                                               $ 2,390,961      $ 2,224,448
===========================================================================

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                   BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                             Year ended December 31,
                                    ---------------------------------------
(In Thousands Except per Share Data)      2000        1999        1998
---------------------------------------------------------------------------
Operating Revenues                  $   505,504   $   469,347   $   445,850

Operating Expenses:
  Television expenses                   239,763      219,936        210,947
  Selling, general and administrative   146,965      147,255        138,174
---------------------------------------------------------------------------
                                        386,728      367,191        349,121
---------------------------------------------------------------------------
      Operating income                  118,776      102,156         96,729
---------------------------------------------------------------------------

Other Income (Expense):
    Interest and other income           132,310      105,805         79,366
    Equity loss and other related
     to United Paramount Network       (35,696)      (97,344)       (88,597)
---------------------------------------------------------------------------
                                        96,614         8,461         (9,231)
---------------------------------------------------------------------------
      Income before (benefit) provision
        for income taxes and minority
        interest                       215,390       110,617         87,498

(Benefit) Provision for Income Taxes    (2,700)       41,900         31,500
---------------------------------------------------------------------------

      Income before minority
       interest                        218,090        68,717         55,998

Minority Interest                       21,495        18,184         16,425
---------------------------------------------------------------------------

      Net income                   $   196,595    $   50,533     $   39,573
===========================================================================

Weighted Average Common
 Shares Outstanding                     22,512        22,512         22,614
===========================================================================

Earnings per share -
    Basic                          $      8.73    $     2.24     $    1.75
    Diluted                        $      8.73    $     2.24     $    1.75
===========================================================================

     The accompanying notes to consolidated financial statements are an integral part of these statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                   BHC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                    Treasury
                                Outstanding Shares   Shares                         Dollar Amount (In Thousands)
                                ------------------  -------- -------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                       Other
                              Class A     Class B   Class A  Class A  Class B  Retained   Treasury  Comprehensive   Comprehensive
                              Common      Common    Common   Common   Common   Earnings   Stock       Income           Income
--------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1997             5,026,108   18,000,000  (132,504)  $50  $180     $1,723,402  $ (6,627)  $ 7,949
Comprehensive income:
 Net income                       -            -         -         -    -          39,573       -        -              $ 39,573
 Other comprehensive income:                                                                                            ========
   Unrealized net gain on
    securities (net of
    tax of $9,028)                -            -         -         -    -           -           -        -                15,296
   Reclassification                                                                                                     --------
    adjustment (net of
    tax of $1,887)                -            -         -         -    -           -           -        -                (3,119)
   Other comprehensive                                                                                                  --------
    income, net of tax            -            -         -         -    -           -           -      12,177             12,177
                                                                                                                        --------
Total comprehensive income        -            -         -         -    -           -           -        -              $ 51,750
Dividend on common                                                                                                      ========
  stock - $1.00 per share         -            -         -         -    -         (22,831)      -        -
Acquisition of treasury stock     -            -      (514,503)    -    -         -         (62,984)     -
Retirement of treasury stock   (514,503)       -       514,503    (5)   -         (62,979)   62,984      -
Capital transactions of
 subsidiary                       -            -       132,504     -    -          (1,189)    6,627      -
-------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1998             4,511,605   18,000,000     -        45   180      1,675,976       -      20,126
Comprehensive income:
 Net income                       -            -         -         -    -          50,533       -        -              $ 50,533
 Other comprehensive income:                                                                                            --------
   Unrealized net gain on securities
    (net of tax of $5,444)        -            -         -         -    -            -          -        -                 9,588
   Reclassification adjustment
    (net of tax of $11,624)       -            -         -         -    -            -          -        -               (21,298)
   Other comprehensive loss,                                                                                            --------
    net of tax                    -            -         -         -    -            -          -     (11,710)           (11,710)
                                                                                                                        --------
Total comprehensive income        -            -         -         -    -            -          -        -              $ 38,823
Dividend on common                                                                                                      ========
  stock - $1.00 per share         -            -         -         -    -         (22,511)      -        -
Capital transactions of
 subsidiary                       -            -         -         -    -           1,843       -        -
-------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1999            4,511,605   18,000,000      -        45   180      1,705,841       -       8,416
Comprehensive income:
 Net income                       -            -         -         -    -         196,595       -        -              $196,595
 Other comprehensive income:                                                                                            --------
   Unrealized net gain on
    securities (net of tax
    of $1,770)                    -            -         -         -    -            -          -        -                 3,055
   Reclassification adjustment
    (net of tax of $5,681)        -            -         -         -    -            -          -        -                (8,113)
   Other comprehensive loss,                                                                                            --------
     net of tax                   -            -         -         -    -            -          -      (5,058)            (5,058)
Total comprehensive income        -            -         -         -    -            -          -        -              --------
Dividend on common                                                                                                      $191,537
  stock - $2.00 per share         -            -         -         -    -         (45,023)      -        -              ========
Capital transactions of
  subsidiary                      -            -         -         -    -           1,320       -        -
--------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2000            4,511,605   18,000,000      -       $45  $180     $1,858,733    $  -     $ 3,358
==============================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   BHC COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                 Year ended December 31,
                                            --------------------------------
(In Thousands of Dollars)                      2000       1999      1998
----------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                               $ 196,595  $  50,533  $  39,573
   Adjustments to reconcile net
    income to net cash provided from
    operating activities:
      Film contract amortization              107,851     99,735     88,507
      Film contract payments                 (104,613)  (100,834)  (100,824)
      Programming write down                   10,000       -          -
      Depreciation and other amortization      24,223     22,393     21,278
      Equity loss and other related
       to United Paramount Network             35,696     97,344     88,597
      Net gain on disposition of
        marketable securities                 (17,690)   (33,123)    (5,316)
      Minority interest                        21,495     18,184     16,425
      Other                                     5,884     (4,891)     1,207
      Changes in assets and liabilities:
      Accounts receivable                      (2,792)   (12,715)       946
      Interest receivable on tax refund       (44,019)      -          -
      Other assets                             (3,015)    (2,651)     6,559
      Accounts payable and other liabilities  (10,962)    14,609      5,953
      Income taxes                           (103,518)     5,739      7,503
---------------------------------------------------------------------------
        Net cash provided from
         operating activities                 115,135    154,323    170,408
---------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Disposition of marketable securities       539,901    463,317    414,133
   Purchase of marketable securities         (448,861)  (472,472)  (389,720)
   Station acquisitions (includes $58,903
     and $77,646 of intangible assets)           -       (61,269)   (80,214)
   Investment in United Paramount Network     (25,875)  (106,550)   (88,100)
   Other investments                           (6,176)   (21,247)   (22,107)
   Capital expenditures                       (11,538)   (19,633)   (11,298)
   Other                                           (3)       (15)       (23)
---------------------------------------------------------------------------
        Net cash provided from (used in)
         investing activities                  47,448   (217,869)  (177,329)
---------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Payment of special dividend                (45,023)   (22,512)   (22,738)
   Purchase of treasury stock                    -          -       (46,305)
   Capital transactions of subsidiary           1,052      2,067     (5,365)
---------------------------------------------------------------------------
     Net cash used in financing activities    (43,971)   (20,445)   (74,408)
---------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                             118,612    (83,991)   (81,329)
Cash and Cash Equivalents at
 Beginning of Year                            117,184    201,175    282,504
---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year    $ 235,796  $ 117,184  $ 201,175
===========================================================================

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BHC COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 1
------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A)   BUSINESS AND BASIS OF PRESENTATION

     BHC Communications, Inc. is a majority owned (80.0% at December 31, 2000 and December 31, 1999) subsidiary of Chris-Craft Industries, Inc. BHC's primary business is television broadcasting, conducted through wholly owned subsidiaries, which operate three television stations, and through majority owned (57.9% at December 31, 2000 and 58.1% at December 31, 1999) United Television, Inc. (UTV), which operates seven television stations.

     BHC accounted for its interest in the partnership that operated the United Paramount Network (UPN), a broadcast television network which premiered in January 1995, under the equity method. BHC recorded 100% of UPN's start-up losses from the network's 1994 inception through January 15, 1997, when Viacom Inc. completed its acquisition of a 50% interest in the partnership. Thereafter, BHC recorded 50% of UPN's start-up losses. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations.

     The accompanying consolidated financial statements include the accounts of BHC and its subsidiaries, after elimination of all significant intercompany accounts and transactions. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as Minority Interest in the Consolidated Statements of Income and Consolidated Balance Sheets, respectively. BHC has elected to present Comprehensive Income in the Consolidated Statements of Shareholders' Investment. Such amounts have been presented net of income taxes and minority interest. Preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and assumptions. Actual results could differ.

(B)   FINANCIAL INSTRUMENTS

     Cash equivalents are securities having maturities at time of purchase not exceeding three months. The fair value of cash equivalents approximates carrying value, reflecting their short maturities.

     All of BHC's marketable securities have been categorized as available for sale and are carried at fair market value. Since marketable securities are available for current operations, all are included in current assets, as follows:

                                          Gross Unrealized
                                          ----------------
(In Thousands)                   Cost      Gains    Losses   Fair Value
------------------------------------------------------------------------
December 31, 2000:
U.S. Government securities   $ 1,091,231  $  1,777  $    33  $ 1,092,975
Other                             39,409     5,275    1,556       43,128
------------------------------------------------------------------------
                             $ 1,130,640  $  7,052  $ 1,589  $ 1,136,103
========================================================================

                                          Gross Unrealized
                                          ----------------
(In Thousands)                   Cost      Gains    Losses   Fair Value
------------------------------------------------------------------------
December 31, 1999:
U.S. Government securities   $ 1,149,089  $    35   $ 2,520  $ 1,146,604
Other                             54,126   21,089     2,675       72,540
------------------------------------------------------------------------
                             $ 1,203,215  $21,124   $ 5,195  $ 1,219,144
========================================================================

     Of the U.S. Government securities held at December 31, 2000, 99% mature within one year and all within 17 months.

     Certain additional information related to BHC's marketable securities as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

(In Thousands)                       2000         1999        1998
---------------------------------------------------------------------
Sales proceeds                   $  539,901   $  463,317   $  414,133
Realized gains                       19,702       33,153        6,018
Realized losses                       2,012           30          702
Net unrealized gain                   5,463       15,929       33,656
Adjustment for unrealized gain,
  net of deferred income taxes
  and minority interest          $    3,358   $    8,416   $   20,126
=====================================================================

     For purposes of computing realized gains and losses, cost was determined using the specific identification method.

(C)   FILM CONTRACTS

     BHC's television stations own film contract rights which allow generally for limited showings of films and syndicated programs. Film contract rights and related liabilities are recorded when the programming becomes available for telecasting.

     Contracts are amortized over the estimated number of showings, using primarily accelerated methods as films are used, based on management's estimates of the flow of revenue and the ultimate total cost for each contract. In the opinion of management, future revenue derived from airing programming will be sufficient to cover related unamortized rights balances at December 31, 2000. The estimated costs of recorded film contract rights to be charged to income within one year are included in current assets; payments on such contracts due within one year are included in current liabilities. The approximate future maturities of film contracts payable after one year at December 31, 2000 are $51,148,000, $36,644,000, $11,360,000 and $2,319,000 in 2002, 2003, 2004 and
thereafter, respectively. The net present value at December 31, 2000 of such payments, based on a 9.5% discount rate, was approximately $79,900,000. See Note
7. In the 2000 second quarter, BHC recorded an impairment charge of $10 million related to one of its programs.

(D)   DEPRECIATION AND AMORTIZATION

     Depreciation of property and equipment is generally provided on the straight-line method over the estimated useful lives of the assets, ranging from three to 40 years, except that leasehold improvements are amortized over the lives of the respective leases, if shorter.

(E)   INTANGIBLE ASSETS

     Intangible assets reflect the excess of the purchase prices of businesses acquired over net tangible assets at dates of acquisition. Amounts primarily relate to television station WWOR, which was acquired in 1992, and television stations WRBW and WUTB, the assets of which were acquired in 1999 and 1998, respectively, and are being amortized on a straight-line basis over 40-year periods. Accumulated amortization of intangible assets totalled $101,488,000 at December 31, 2000 and $88,861,000 at December 31, 1999.

     BHC reviews its long-lived assets, identifiable intangibles and goodwill and reserves for their impairment based generally upon estimated future undiscounted cash flows whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.

(F)   REVENUE RECOGNITION AND BARTER TRANSACTIONS

     Revenue is recognized upon broadcast of television advertising. The estimated fair value of goods or services received in barter (nonmonetary) transactions, most of which relate to the acquisition of programming, is recognized as revenue when the air time is used by the advertiser. Barter revenue totalled $44,541,000 in 2000, $44,222,000 in 1999 and $47,654,000 in
1998. Barter expense in each year approximated barter revenue.

(G)   EARNINGS PER SHARE

     Basic per share amounts have been computed by dividing net income by the weighted average number of common shares outstanding during each year. Diluted per share amounts have been computed by dividing net income, less the adjustment for dilution of UTV net income ($92,000 in 2000, $94,000 in 1999 and $103,000 in 1998) resulting from the assumed exercise of UTV stock options, by the weighted average number of common shares outstanding each year. BHC has no securities outstanding other than its common shares.

(H)   STOCK-BASED COMPENSATION

     BHC itself has no stock-based employee compensation plan, but UTV has stock option plans under which options to purchase shares of UTV common stock may be granted to UTV and BHC employees and to UTV directors. UTV has chosen to continue to account for stock-based compensation using the intrinsic value method.

     If UTV had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plans using the methodology prescribed by Statement of Financial Accounting Standards (SFAS) 123, BHC net income would have decreased by $519,000, or $.02 per share in 2000 ($.02 per share diluted), $545,000, or $.02 per share ($.02 per share diluted), in 1999 and increased by $290,000, or $.01 per share ($.01 per share diluted) in 1998. Such pro forma amounts are based on fair value estimates using the Black-Scholes option pricing model, and may not be representative of the pro forma effect on net income in future years, since the estimated fair value of stock options is amortized over the vesting period, pro forma compensation expense related to grants made prior to 1995 is not considered and additional options may be granted in future years.

(I) SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NONCASH INVESTING ACTIVITIES

     Cash paid for income taxes totalled $101,000,000 in 2000, $35,900,000 in 1999 and $31,000,000 in 1998.

NOTE 2
-----------------------------------------------------------------------------
UNITED PARAMOUNT NETWORK AND OTHER INVESTMENTS:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN, and, accordingly, BHC and Viacom shared equally in UPN's losses and funding requirements. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations.

     UPN had been organized as a partnership, and BHC accounted for its partnership interest under the equity method. At December 31, 1999, the carrying value of such interest totalled $9,821,000, and is included in Investments on the accompanying Consolidated Balance Sheets. Equity loss and other related to UPN in the accompanying Consolidated Statements of Income totalled $35,696,000 for the year ended December 31, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000. Condensed consolidated financial statements of UPN, insofar as reflected in BHC's financial statements, are as follows:

BALANCE SHEET                                              December 31,
(In Thousands)                                                 1999
---------------------------------------------------------------------
Current assets                                              $  85,531
Other assets                                                   30,826
---------------------------------------------------------------------
                                                            $ 116,357
=====================================================================
Current liabilities                                         $  96,715
Partners' capital                                              19,642
---------------------------------------------------------------------
                                                            $ 116,357
=====================================================================

STATEMENTS OF OPERATIONS
                                         Year ended December 31,
(In Thousands)                       2000 *       1999         1998
---------------------------------------------------------------------
Operating revenues               $   36,535   $  134,127   $   96,401
Operating expenses                   81,964      325,845      275,165
---------------------------------------------------------------------
   Operating loss                   (45,429)    (191,718)    (178,764)
Other income (expense), net             281       (2,970)       1,571
---------------------------------------------------------------------
   Net loss                      $  (45,148)  $ (194,688)  $ (177,193)
=====================================================================

     * Reflects UPN's results of operations through March 31, 2000, the date BHC sold its remaining interest.

     The following information as it relates to UPN is provided in accordance with SFAS 131. See Note 9.

                                                 Year ended December 31,
(In Thousands)                                        1999      1998
----------------------------------------------------------------------
Depreciation and amortization                       $   751   $  2,069
Capital expenditures                                $   454   $  1,565

     Also included in Investments on the accompanying Consolidated Balance Sheets are BHC's other investments which it considers long-term. In December 2000, BHC recorded an impairment charge of $10 million related to these investments.

NOTE 3
-----------------------------------------------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

   Accounts payable and accrued expenses consist of the following:

                                                     December 31,
(In Thousands)                                     2000        1999
---------------------------------------------------------------------
Accounts payable                                $   8,499   $   6,485
Accrued expenses -
  Deferred barter revenue                          41,978      39,754
  Payroll and compensation                         22,775      34,931
  Other                                            27,982      27,265
---------------------------------------------------------------------
                                                $ 101,234   $ 108,435
=====================================================================

NOTE 4
-----------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT:

     Each share of Class B common stock, all of which is held by Chris-Craft, entitles the holder to ten votes (Class A common stock entitles the holder to one vote per share), is convertible at all times into Class A common stock on a share-for-share basis, is not transferable except to specified persons and, in general, carries the same per share dividend and liquidation rights as Class A common stock, except that the Board of Directors may in its discretion declare greater cash dividends per share on the Class A common stock than on the Class B common stock.

     From 1990, when BHC became a public company, through December 31, 1998, BHC purchased 6,895,590 shares of its Class A common stock, including 226,503 from UTV in 1998, at an aggregate cost of $516,503,000. Chris-Craft's ownership interest in BHC during that period increased to 80% (representing 97.6% of BHC's voting power) from 60%. Since December 31, 1998, no additional shares were acquired by BHC. At December 31, 2000, 185,497 Class A common shares remained authorized for purchase.

     Capital transactions of subsidiary, as set forth in the accompanying Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders' Investment, reflect purchases by UTV of its common shares totalling $0 in 2000, $828,000 in 1999 and $7,010,000 in 1998, proceeds to UTV of $3,049,000 in 2000, $4,849,000 in 1999 and $3,579,000 in 1998 from the exercise of stock options, and UTV dividend payments of $4,751,000 in 2000, $4,708,000 in 1999 and $4,688,000 in 1998, adjusted for intercompany eliminations and minority interest.

NOTE 5
-----------------------------------------------------------------------------
RETIREMENT PLANS:

     Chris-Craft and UTV maintain noncontributory defined benefit pension plans covering substantially all their employees. Benefits accrue annually based on compensation paid to participants each year. The funding policy is to contribute annually to the plans amounts sufficient to fund current service costs and to amortize any unfunded accrued liability over periods not to exceed 30 years. BHC pension expense, including amounts accrued in Chris-Craft and UTV nonqualified plans for retirement benefits in excess of statutory limitations, totalled $4,347,000 in 2000, $3,999,000 in 1999 and $3,888,000 in 1998.

     It is not practical to determine which assets of the Chris-Craft pension plan relate to BHC. The estimated funded status of the Chris-Craft and UTV plans in which BHC participates, including amounts accrued in the nonqualified plans, was as follows:

                                                    December 31,
(In Thousands)                                    2000         1999
---------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year       $   56,922   $   59,181
  Service cost                                     4,095        4,065
  Interest cost                                    4,687        3,931
  Actuarial loss/(gain)                           12,580       (7,825)
  Benefits paid                                   (1,939)      (2,430)
---------------------------------------------------------------------
Benefit obligation at end of year                 76,345       56,922
---------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year    42,010       37,219
  Actual return on plan assets                       975        3,082
  Employer contributions                           5,381        4,139
  Benefits paid                                   (1,939)      (2,430)
---------------------------------------------------------------------
Fair value of plan assets at end of year          46,427       42,010
---------------------------------------------------------------------
Plan assets less than projected
 benefit obligation                              (29,918)     (14,912)
Unrecognized initial net asset                        16          (34)
Unrecognized prior service cost                      651          699
Unrecognized net actuarial loss (gain)             5,628       (9,308)
---------------------------------------------------------------------
Pension liability                             $  (23,623)  $  (23,555)
=====================================================================

     Assumptions used in accounting for pension plans for each year are as follows:

                                             2000      1999     1998
---------------------------------------------------------------------
Discount rate                               7.00%     7.50%     6.75%
Rate of increase in future
 compensation levels                        4.00%     4.00%     4.00%
Expected long-term rate of
 return on assets                           7.75%     7.75%     7.75%

     The accumulated benefit obligation, projected benefit obligation and fair value of plan assets for the above plans that had an accumulated benefit obligation in excess of the fair value of plan assets were $37,823,000, $47,410,000, and $20,437,000, respectively, at December 31, 2000, and
$10,456,000, $13,972,000, and $0, respectively, at December 31, 1999.

     The aggregate BHC expense of other retirement plans in which its employees participate, primarily stock purchase and profit sharing plans of Chris-Craft and UTV and related accruals in the nonqualified retirement plans mentioned above, totalled $5,155,000 in 2000, $10,959,000 in 1999 and $5,212,000 in 1998.

NOTE 6
-----------------------------------------------------------------------------
INCOME TAXES:

     Income taxes are provided in the accompanying Consolidated Statements of Income as follows:

                                         Year ended December 31,
(In Thousands)                      2000          1999         1998
---------------------------------------------------------------------
Current:
   Federal                     $   (8,800)   $   34,300    $   24,700
   State                            7,000         9,700         8,300
---------------------------------------------------------------------
                                   (1,800)       44,000        33,000
---------------------------------------------------------------------
Deferred:
   Federal                         (1,200)       (2,300)       (2,000)
   State                              300           200           500
---------------------------------------------------------------------
                                     (900)       (2,100)       (1,500)
=====================================================================
                               $   (2,700)   $   41,900    $   31,500
=====================================================================

     In December 2000, BHC and the Internal Revenue Service settled for $124.4 million, including $42.9 million in interest through December 31, 2000, BHC's previously denied claim for a refund for capital losses generated in 1993. In addition, BHC recorded a corresponding state tax refund of $9.6 million, including $800,000 of interest through December 31, 2000. The IRS paid BHC a total of $126.1 million, which was received on March 14, 2001.

     Differences between income taxes at the federal statutory income tax rate and total income taxes provided are as follows:

                                          Year ended December 31,
(In Thousands)                         2000        1999        1998
---------------------------------------------------------------------
Taxes at federal statutory rate     $  75,386   $  38,716   $  30,625
State income taxes, net                 4,746       6,435       5,720
Amortization of intangible assets       3,125       3,125       3,125
Realization of tax benefit            (86,300)     (6,500)     (8,500)
Other                                     343         124         530
---------------------------------------------------------------------
                                    $  (2,700)  $  41,900   $  31,500
=====================================================================

     Deferred tax assets and deferred tax liabilities reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities:

                                                    December 31,
(In Thousands)                                     2000        1999
---------------------------------------------------------------------
Accrued liabilities not deductible until paid   $  15,747   $  19,664
Film contract rights                                9,527       8,254
Investments                                         4,523        -
---------------------------------------------------------------------
     Deferred tax assets                           29,797      27,918
---------------------------------------------------------------------
Investments                                          -        (16,919)
Other intangibles                                  (5,134)     (3,324)
Property and equipment                             (2,147)     (2,158)
Receivable not yet taxable                        (15,298)       -
SFAS 115 adjustment                                (1,940)     (5,851)
---------------------------------------------------------------------
     Deferred tax liabilities                     (24,519)    (28,252)
---------------------------------------------------------------------
     Net deferred tax assets (liabilities)      $   5,278   $    (334)
=====================================================================

     During 1999, BHC became a member of the Chris-Craft affiliated group and, accordingly, is included in Chris-Craft's consolidated federal income tax return. Pursuant to the terms of a tax sharing agreement with Chris-Craft, BHC's federal income tax provision continues to be computed on a separate company basis. The related benefits or liabilities, which are ultimately realized through Chris-Craft, are included in the income tax accounts set forth in the accompanying Consolidated Balance Sheets. As of December 31, 2000, the federal obligation payable to Chris-Craft was approximately $1.3 million.

NOTE 7
-----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES:

     The aggregate amount payable by BHC's television stations under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Consolidated Balance Sheets totalled $280,000,000 at December 31, 2000 (including $104,000,000 applicable to UTV).

     At December 31, 2000, UTV remains obligated for possible future consideration relating to the purchase of WRBW of up to $25,000,000.

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $8.8 million including legal fees and interest through March 2001) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal which is scheduled to be heard in late March 2001. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in BHC's financial statements relating to this matter.

     Between August 14 and 21, 2000, various purported stockholders of BHC filed complaints in the Delaware Court of Chancery entitled Gissen v. BHC, et al., Civil Action No. 18209; Piven v. BHC, et al., Civil Action No. 18211; Voege v. Siegel, et al., Civil Action No. 18210; Stubbe v. BHC, et al., Civil Action No. 18217; and Rand v. BHC, et al., Civil Action No. 18229 (which collectively are referred to as the "BHC lawsuits"). During the same period, various purported stockholders of UTV filed complaints in the Delaware Court of Chancery entitled Pyenson v. UTV, et al., Civil Action No. 18222; Malamud v. UTV, et al., Civil Action No. 18218; and Rand v. UTV, et al., Civil Action No. 18235 (which collectively are referred to as the "UTV lawsuits" and, together with the BHC actions, as the "Delaware actions"). The Delaware actions assert claims against Chris-Craft, UTV, BHC, and some of their officers and directors, alleging, among other things, that Chris-Craft and/or BHC and/or UTV and the individual defendants breached their fiduciary duties to stockholders, and that certain defendants engaged in self-dealing, with respect to the News Corp. acquisitions by merger of BHC and/or UTV. The Delaware actions seek class action certification and injunctive relief against Chris-Craft, BHC and UTV or, in the alternative, to obtain rescission of the mergers or rescissory damages, and other relief.

     On September 25, 2000, the court entered an order of consolidation, consolidating the BHC lawsuits as In re BHC Communications, Inc. Shareholders Litigation, Civil Action No. 18209 and directing the plaintiffs to file a consolidated amended complaint. On October 2, 2000, the court entered an order of consolidation, consolidating the UTV lawsuits as In re United Television, Inc. Shareholders Litigation, Civil Action No. 18218 and directing that the complaint filed in Malamud v. UTV, Civil Action No. 18218, shall be deemed the operative complaint in the consolidated action.

     Chris-Craft, BHC and UTV believe that the Delaware actions are without merit and intend to defend them vigorously.

     BHC is a party to various pending legal proceedings arising in the ordinary course of business. In the opinion of management, after taking into account the opinion of counsel with respect thereto, the ultimate resolution of these matters will not have a material effect on BHC's consolidated financial position or results of operations.

NOTE 8
-----------------------------------------------------------------------------
RELATED PARTY TRANSACTIONS:

     Included in selling, general and administrative expenses are management fees BHC considered reasonable and paid Chris-Craft of $12,000,000 in 2000, 1999 and 1998, and management and directors' fees UTV paid Chris-Craft totalling $570,000 in each of the three years.

NOTE 9
-----------------------------------------------------------------------------
SEGMENT REPORTING:

     BHC has one reportable segment, its television business, which is reported in the consolidated financial statements. UPN, which was accounted for under the equity method, was also considered a reportable segment under SFAS 131. However, all required segment information is included in Note 2.

NOTE 10
-----------------------------------------------------------------------------
PROPOSED MERGER:

     As reported in BHC's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Consummation of each transaction is subject to stockholder approval, receipt of Federal Communications Commission and other regulatory approvals, and satisfaction of other customary conditions. Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp., and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp. The parties anticipate that the transactions will be completed in the first half of 2001.

                            BHC COMMUNICATIONS, INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In Thousands of Dollars   First    Second      Third     Fourth
Except per Share Data)    Quarter   Quarter    Quarter    Quarter     Year
-----------------------------------------------------------------------------
Year Ended December 31, 2000

Operating revenues      $ 121,966  $ 132,299  $ 119,090  $ 132,149  $ 505,504
Operating income           29,801     33,026     23,245     32,704    118,776
Interest and other
 income                    20,571     26,302     18,513     66,924    132,310
Equity loss and other
 related to United
 Paramount Network        (35,696)      -          -          -       (35,696)
Income before income
  taxes and minority
  interest                 14,676     59,328     41,758     99,628    215,390
Net income                  4,436     27,108     19,254    145,797    196,595
Earnings per share -
   Basic                      .20       1.20        .86       6.48       8.73
   Diluted              $     .20  $    1.20  $     .85  $    6.48  $    8.73

Year Ended December 31, 1999
Operating revenues      $ 106,495  $ 118,369  $ 114,293  $ 130,190  $ 469,347
Operating income           20,231     30,026     25,611     26,288    102,156
Interest and other income  18,746     24,173     18,357     44,529    105,805
Equity loss and other
   related to United
   Paramount Network      (30,150)   (27,188)   (16,900)   (23,106)   (97,344)
Income before income
  taxes and minority
  interest                  8,827     27,011     27,068     47,711    110,617
Net income                  1,980     10,718     11,742     26,093     50,533
Earnings per share -
  Basic                       .09        .48        .52       1.16       2.24
  Diluted               $     .09  $     .47  $     .52  $    1.16  $    2.24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         To be provided by amendment.

ITEM 11. EXECUTIVE COMPENSATION.

         To be provided by amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     The management of BHC has been informed that, as of February 28, 2001, the persons and groups identified in Table I below, including all directors, nominees for director, executive officers and all owners known to BHC of more than 5% of any class of BHC voting securities, owned beneficially, within the meaning of Securities and Exchange Commission ("SEC") Rule 13d-3, the shares of Class A Common Stock reflected in such table. Except as reflected in Tables II and Ill, as of February 28, 2001, each director or executive officer of BHC disclaims beneficial ownership of securities of any parent or_ subsidiary of BHC. Except as otherwise specified, the named beneficial owner claims sole investment and voting power as to the securities reflected in the tables.


                 I. Beneficial Ownership Of Class A Common Stock

Beneficial Owner                                                                  Number of Shares      Percent of
                                                                                                           Class
John L. Eastman................................................................                  -           -
Barry S. Greene................................................................                  -           -
Laurence M. Kashdin............................................................                 74           *
Joelen K. Merkel(1)............................................................                200           *
Morgan L. Miller...............................................................                100           *
Herbert J. Siegel..............................................................                229           *
John C. Siegel.................................................................                  -           -
William D. Siegel(2)...........................................................                540           *
All BHC directors and executive officers as a group, including those named                   1,143           *
    above (10 persons) (3).....................................................
Capital Research and Management Company and American Variable Insurance Series--           398,550           8.8%
    Growth Fund(4)...........................................................
  333 South Hope Street, 55th Floor, Los Angeles, CA  90071                             18,010,000          80.0%
Chris-Craft Industries, Inc.(5)................................................
  767 Fifth Avenue, New York, NY  10153                                                    488,757          10.8%
FMR Corp., Edward C. Johnson 3d, and Abigail P. Johnson........................
  82 Devonshire Street, Boston, MA  02109(6)                                               614,214          13.6%
Gabelli Funds, LLC,
  GAMCO Investors, Inc., Gabelli Performance Partnership L.P., Gabelli Asset
    Management Inc., and Mario J. Gabelli(7)...................................
  One Corporate Center, Rye, NY  10580                                                   1,392,781          30.9%
Private Capital Management, Inc., Bruce S. Sherman, Gregg J. Powers and SPS
    Partners, L.P.(8)..........................................................
    3003 Tamiami Trail N., Naples FL  34103

______________
* Less than 1%


     (1) Shares are owned jointly with the director's husband.

     (2) Ownership includes 309 shares held in the Chris-Craft Profit Sharing Plan, of which William D. Siegel and another BHC executive officer are Trustees.

     (3) Includes shares referred to in Note 2. Although Evan C Thompson is neither an officer nor a director of BHC, as President of Chris-Craft's Television Division, he may be considered an executive officer of BHC, within the SEC definition of the term. Mr. Thompson owns no BHC shares.

     (4) Voting power is disclaimed as to 112,361 shares. Information is furnished in reliance on Amendment No. 3 to Schedule 13G of the named owners dated February 9, 2001, filed with the SEC.

     (5) 18,000,000 shares of Class B Common Stock (100% of the class) owned by Chris-Craft.

     (6) Voting power is disclaimed as to 162,700 shares. Information is furnished in reliance on Amendment No. 4 to Schedule 13G of the named owners dated February 14, 2001, filed with the SEC.

     (7) Voting power is disclaimed as to 8,165 shares. Information is furnished in reliance on Amendment No. 40 to Schedule 13D of the named owners dated March 9, 2001, filed with the SEC.

     (8) Voting power and investment power is shared as to 1,382,430 shares. Information is furnished in reliance on Amendment No. 1 to Schedule 13G of the named owners dated February 14, 2001, filed with the SEC.


                                   II. Beneficial Ownership Of Chris-Craft Stock

                                         $1.40 Convertible              Class B Common                  Common Stock
                                       Preferred Stock(2)(3)            Stock (2)(3)(4)                   (3)(5)(6)
        Beneficial Owner(1)           Number of     Percent of      Number of      Percent of   Number of shares  Percent of
                                        shares        class          shares          class                           class

John L. Eastman.................            -            -               -              -                  -           *
Barry S. Greene.................            -            -             47,648           *               123,774        *
Laurence M. Kashdin.............           50            *             64,764           *                86,623        *
Joelen K. Merkel(5).............            -            -             24,766           *               151,358        *
Morgan L. Miller................            -            -              8,052           *                12,080        *
Herbert J. Siegel(6)............      142,569           61.3%       5,019,030          44.9%          7,090,407       20.6%
John C. Siegel(7)...............            -            -            878,798          11.3%          1,693,835        6.0%
William D. Siegel(7)............            -            -            669,663           8.6%            878,109        3.1%
All BHC directors and executive       142,619           61.3%       7,324,667          65.5%         11,557,227       30.9%
officers as a group, including
those named above (10 persons) (8)

_________________
* Less than 1%

     (1) Each share of Chris-Craft $1.40 Convertible Preferred Stock is convertible into 11.97643 shares of Chris-Craft Common Stock and 23.95286 shares of Chris-Craft Class B Common Stock, except that if such share of Chris-Craft $1.40 Convertible Preferred Stock was transferred after November 10, 1986 other than to a Permitted Transferee, as defined in Chris-Craft's certificate of incorporation, such share is convertible into 35.92929 shares of Chris-Craft Common Stock. Each share of Chris-Craft Class B Common Stock is convertible into one share of Chris-Craft Common Stock.

     (2) At December 31, 2000, the Trustee of the Chris-Craft/UTV Employees' Stock Purchase Plan (the "Stock Purchase Plan") held 281,139 shares of Chris-Craft Class B Common Stock and 687,839 shares of Chris-Craft Common Stock (representing 3.6% and 2.5% of the outstanding shares of the respective classes at February 28, 2001). A committee appointed by the Board of Directors of Chris-Craft to administer the Stock Purchase Plan, comprised of John C. Siegel, another Chris-Craft director and another Chris-Craft executive officer, is empowered to direct voting of the shares held by the Trustee under that plan. The numbers of shares set forth in the table with respect to each named executive officer other than John C. Siegel include, with respect to the Stock Purchase Plan, only shares vested at December 31, 2000. The numbers of shares set forth in the table with respect to John C. Siegel and all directors and executive officers as a group include all shares held in the Stock Purchase Plan as of December 31, 2000. If, at February 28, 2001, the Chris-Craft Class B Common Stock held in the Stock Purchase Plan at December 31, 2000 had been converted, and the Chris-Craft Common Stock issuable upon such conversion had been added to the Chris-Craft Common Stock then held in the plan, the shares of Chris-Craft Common Stock held in the plan would represent 3.5% of the Chris-Craft Common Stock that would have been outstanding.

     (3) Includes shares of Chris-Craft Class B Common Stock issuable upon conversion of the Chris-Craft $1.40 Convertible Preferred Stock reflected in the table opposite the identified person or group. In accordance with SEC rules, the percentages shown have been computed assuming that the only shares converted are those shares reflected opposite the identified person or group.

     (4) Includes shares of Chris-Craft Common Stock issuable upon conversion of the Chris-Craft $1.40 Convertible Preferred Stock and the Chris-Craft Class B Common Stock reflected in the table opposite the identified person or group. In accordance with SEC rules, the percentages shown have been computed assuming that the only shares converted are those shares reflected opposite the identified person or group.

     (5) Ownership includes 81,333 shares of Chris-Craft Common Stock issuable pursuant to currently exercisable stock options.

     (6) Ownership includes 358,214 shares of Chris-Craft Common Stock issuable pursuant to a currently exercisable stock option and excludes 74,218 shares of Chris-Craft Class B Common Stock owned by Mr. Siegel's wife and 38,842 shares of Chris-Craft Class B Common Stock held by her as trustee.

     (7) Ownership includes 120,232 shares of Chris-Craft Common Stock issuable pursuant to currently exercisable stock options.

     (8) Ownership includes all shares held in the Stock Purchase Plan as of December 31, 2000 (see Note 2); all other shares reflected in the table with respect to directors and named executive officers, 642,474 shares of Chris-Craft Class B Common Stock, and 837,339 shares of Chris-Craft Common Stock, including currently exercisable options to purchase 359,037 shares of Chris-Craft Common Stock, beneficially owned by Evan C Thompson; 109,421 shares of Chris-Craft Common Stock, including 81,333 shares of Chris-Craft Common Stock issuable pursuant to currently exercisable stock options, held by an executive officer of BHC not named in the table; and 2,351 shares of Chris-Craft Common Stock held by the Evan C Thompson Foundation. Of the shares held in the Stock Purchase Plan, 104,141 shares of Chris-Craft Class B Common Stock and 548,943 shares of Chris-Craft Common Stock were held for the accounts of employees other than executive officers of BBC.


                  III. BENEFICIAL OWNERSHIP OF UTV COMMON STOCK

                                                Number of Shares    Percent of
Beneficial Owner                                                      Class
John L. Eastman(1).............................     11,500            *
Barry S. Green.................................       -               -
Laurence M. Kashdin............................       -               -
Joelen K. Merkel...............................       -               -
Morgan L. Miller...............................       -               -
Herbert J. Siegel..............................       -               -
John C. Siegel(2)..............................    195,860           2.1%
William D. Siegel..............................       -               -
All BHC directors and executive officers
as a group, including those named above
   (10 persons) (3)............................    275,321           2.9%

______________
         * Less than 1%


     (1) Ownership includes 5,000 shares issuable upon exercise of options previously granted under UTV's 1995 Director Stock Option Plan.

     (2) As of December 31, 2000, (a) the Trustee of the Stock Purchase Plan held 209,070 shares of UTV Common Stock (representing 2.2% of the outstanding shares at February 28, 2001), and (b) the Trustees of the UTV Profit Sharing Plan held 10,000 shares of UTV Common Stock (representing less than 1% of the outstanding shares at February 28, 2001). The Trustees under the UTV Profit Sharing Plan are empowered to vote and dispose of the shares held by that plan. John C. Siegel, Evan C Thompson, and another executive officer of UTV are the Trustees of the UTV Profit Sharing Plan. The numbers of shares set forth in the table with respect to John C. Siegel and all BHC directors and executive officers as a group include all shares held in the Stock Purchase Plan and the UTV Profit Sharing Plan as of December 31, 2000.

     (3) Includes the shares referred to in Note 2 and 25,000 shares owned by Evan C Thompson.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         To be provided by amendment.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

         (a)  The following documents are filed as part of this report:
                (1) The financial statements, financial statement schedule, and quarterly financial information included in Item 8.
                (2) Exhibits listed in the Exhibit Index, including the
                   compensatory plans listed below:
                         *Chris-Craft's Benefit Equalization Plan
                         *Employment Agreement dated January 1, 1994 between
                              Herbert J. Siegel and Chris-Craft, as amended August 11, 2000.
                         *Employment Agreement dated January 1, 1994 between
                              Evan C Thompson and Chris-Craft, as amended
                              September 28, 1999.

         (b) The registrant filed reports on Form 8-K during the last quarter of the period covered by this report, as follows:

                           Date                      Items reported

                           November 16, 2000           5, 7

                           December 12, 2000           5, 7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2001

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

Signature and Title                                 Date

HERBERT J. SIEGEL                                 March 21, 2001
Herbert J. Siegel
Chairman and Director
   (principal executive officer)

WILLIAM D. SIEGEL                                 March 21, 2001
William D. Siegel
President and Director
   (principal financial officer)

JOELEN K. MERKEL                                  March 21, 2001
Joelen K. Merkel
Senior Vice President, Treasurer and
   Director (principal accounting
   officer)

JOHN L. EASTMAN                                   March 21, 2001
John L. Eastman
     Director

BARRY S. GREENE                                   March 21, 2001
Barry S. Greene
     Director

MORGAN L. MILLER                                  March 21, 2001
Morgan L. Miller
Director

JOHN C. SIEGEL                                    March 21, 2001
John C. Siegel
Director


                                  EXHIBIT INDEX

Incorporated by
Reference to:                                     Exhibit No.              Exhibit
Exhibit 3(A) [1]                                     3.1                 Restated Certificate of Incorporation

Exhibit 3(b) [1]                                     3.2                 Restated By-laws

Exhibit 10(c) [1]                                   10.1                 Management Agreement between registrant and
                                                                         Chris-Craft dated July 21, 1989

Exhibit 19 [4]                                      10.2                 Amendment No. 1 thereto dated October 31,
                                                                         1991

Exhibit 10.(H) (2)[5]                               10.3                 Amendment No. 2 thereto dated March 24, 1994

Exhibit 10(E) [2]                                   10.4                 Form of Agreement under Chris-Craft's
                                                                         Executive Deferred Income Plan

Exhibit 10(B) [5]                                   10.5                 Employment Agreement dated January 1, 1994
                                                                         between Chris-Craft and Herbert J. Siegel

Exhibit 10(C) [5]                                   10.6                 Split-Dollar Agreement dated January 6,
                                                                         1994 between Chris-Craft and William D.
                                                                         Siegel

Exhibit 10(D) [5]                                   10.7                 Split-Dollar Agreement dated January 6,
                                                                         1994 between Chris-Craft and John C. Siegel

Exhibit 10(F) [5]                                   10.8                 Employment Agreement dated January 1, 1994
                                                                         between Chris-Craft and Evan C Thompson

Exhibit 10.9 [9]                                    10.9                 Amendment thereto dated September 28, 1999

Exhibit 11(H) [3]                                   10.10                Chris-Craft's Benefit Equalization Plan, as
Exhibit 10(B)(1)[6]                                                      amended
Exhibit 10.3 [8]

Exhibit 10.10[7]                                    10.11                Option Agreement dated July 19, 1994
                                                                         between BHC Network Partner, Inc. and PCI
                                                                         Network Partner, Inc.

Exhibits 2.1, 10.1, 10.2, 10.3 and                  10.12                Agreement and Plan of Merger dated August
10.4 [10]                                                                13, 2000 among BHC, The News Corporation
                                                                         Limited, News Publishing Australia Limited,
                                                                         and Fox Television Holdings, Inc.; Voting
                                                                         Agreement dated August 13, 2000 among the
                                                                         News Corporation Limited, News Publishing
                                                                         Australia Limited and Chris-Craft;
                                                                         Irrevocable Proxy to Vote BHC Class A
                                                                         Common Stock and Class B Common Stock dated
                                                                         August 13, 2000; Voting Agreement dated
                                                                         August 13, 2000 among The News Corporation
                                                                         Limited, News Publishing Australia Limited
                                                                         and BHC; and Irrevocable Proxy to Vote
                                                                         Common Stock of UTV dated August 13, 2000.

Exhibits 2.1, 10.1 and 10.2 [11]                    10.13                Agreement and Plan of Merger dated August
                                                                         13, 2000 among UTV, The News Corporation
                                                                         Limited, News Publishing Australia Limited
                                                                         and Fox Television Holding, Inc.; Voting
                                                                         Agreement dated August 13, 2000 among The
                                                                         News Corporation Limited, News Publishing
                                                                         Australia Limited and BHC; and Irrevocable
                                                                         Proxy to Vote Common Stock of UTV dated
                                                                         August 13, 2000.

Exhibit 10.23 [12]                                  10.14                Amendment dated August 11, 2000 to
                                                                         Employment Agreement between Chris-Craft
                                                                         and Herbert J. Siegel.

                   *                                 21                  Subsidiaries of registrant

________________________

*        Filed herewith.

 [1]     Registrant's Registration Statement on Form S-1 (Regis. No. 33-31091).

 [2]     Chris-Craft's Annual Report on Form 10-K for the year ended August 31, 1983 (File No. 1-2999).

 [3]     Chris-Craft's Registration Statement on Form S-1 (Regis. No. 2-65906).

 [4]     Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991.

 [5]     Chris-Craft's Annual Report on Form 10-K for the year ended December 31, 1989

 [6]     Chris-Craft's Annual Report on Form 10-K for the year ended December 31, 1989.

 [7]     Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 [8]     Chris-Craft's Annual Report on Form 10-K for the year ended December 31, 1994.

 [9]     Chris-Craft's Annual Report on Form 10-K for the year ended December 31, 1999.

[10]     Registrant's Current Report on Form 8-K dated August, 23 2000.

[11]     UTV's Current Report on Form 8-K dated August 23, 2000.

[12]     Chris-Craft's Annual Report on Form 10-K for the year ended December 31, 2000.