Form 10-Q
period 2001-03-31
BHC COMMUNICATIONS INC
filed 2001-05-15
CIK 855433

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2001
                               ----------------------------------
                              OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2001 there were 4,511,605 shares of the issuer's Class A Common Stock outstanding and 18,000,000 shares of the issuer's Class B Common Stock outstanding.


                       PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                            BHC COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (UNAUDITED)
                     -------------------------------------

                                            March 31,   December 31,
                                               2001         2000
                                           ------------ ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                $   545,798  $    235,796
  Marketable securities (substantially
    all U.S. Government securities)          1,018,371     1,136,103
  Income tax refund receivable                   5,271       129,649
  Accounts receivable, net                      79,115       102,056
  Film contract rights                         129,076       121,135
  Prepaid expenses and other current assets     43,975        46,978
                                          ------------  ------------
    Total current assets                     1,821,606     1,771,717
                                          ------------  ------------
INVESTMENTS                                     87,141        87,162
                                          ------------  ------------
FILM CONTRACT RIGHTS, less current portion     119,325        43,978
                                           ------------  ------------
PROPERTY AND EQUIPMENT, net                     60,139        61,819
                                          ------------  ------------
INTANGIBLE ASSETS                              401,663       404,802
                                          ------------  ------------
OTHER ASSETS                                    21,993        21,483
                                          ------------  ------------
                                          $  2,511,867  $  2,390,961
                                          ============  ============


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $    118,021  $    107,913
  Accounts payable and accrued expenses        105,875       101,234
  Payable and deferred income taxes             47,548        32,006
                                          ------------  ------------
    Total current liabilities                  271,444       241,153
                                          ------------  ------------
FILM CONTRACTS PAYABLE AFTER ONE YEAR          171,282       101,471
                                          ------------  ------------
OTHER LONG-TERM LIABILITIES                      5,316         5,091
                                          ------------  ------------
MINORITY INTEREST                              184,781       180,930
                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' INVESTMENT:
  Class A common stock - par value $.01
    per share; authorized 200,000,000 shares;
    outstanding 4,511,605 shares                    45            45
  Class B common stock - par value $.01
    per share; authorized 200,000,000
    shares; outstanding 18,000,000 shares          180           180
  Retained earnings                          1,874,489     1,858,733
  Accumulated other comprehensive income         4,330         3,358
                                          ------------  ------------
                                             1,879,044     1,862,316
                                          ------------  ------------
                                          $  2,511,867  $  2,390,961
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


                     BHC COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars except per share data)
                            (UNAUDITED)
          -----------------------------------------------

                                                   Three Months
                                                  Ended March 31,
                                               --------------------
                                                  2001      2000
                                               ---------  ---------
OPERATING REVENUES                             $ 106,103  $ 121,966
                                               ---------  ---------
OPERATING EXPENSES:
  Television expenses                             59,817     56,293
  Selling, general and
   administrative                                 37,353     35,872
                                               ---------  ---------
                                                  97,170     92,165
                                               ---------  ---------
   Operating income                                8,933     29,801
                                               ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income                       23,076     20,571
  Equity loss and other related to United
   Paramount Network                                -       (35,696)
                                               ---------  ---------
                                                  23,076    (15,125)
                                               ---------  ---------
   Income before income taxes
    and minority interest                         32,009     14,676

INCOME TAX PROVISION                              13,500      6,400
                                               ---------  ---------

   Income before minority interest                18,509      8,276

MINORITY INTEREST                                 (2,959)    (3,840)
                                               ---------  ---------
    Net income                                 $  15,550  $   4,436
                                               =========  =========

Earnings per share:
  Basic                                        $     .69  $     .20
                                               =========  =========
  Diluted                                      $     .69  $     .20
                                               =========  =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   BHC COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------
                                                    Three Months
                                                  Ended March 31,
                                              -----------------------
                                                  2001         2000
                                              ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $   15,550   $    4,436
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                       (26,244)     (27,092)
    Film contract amortization                    29,702       25,378
    Depreciation and other amortization            5,942        5,827
    Equity loss and other related to United
     Paramount Network                              -          35,696
    Minority interest                              2,959        3,840
    Other                                           (478)      (2,607)
    Changes in assets and liabilities:
     Accounts receivable                          22,941       13,309
     Other assets                                 (3,065)      (5,980)
     Accounts payable and other liabilities       (1,924)        (567)
     Income taxes                                134,832       (5,282)
                                              ----------   ----------
       Net cash provided from
        operating activities                     180,215       46,958
                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net       130,211      180,586
 Investment in United Paramount Network             -         (29,293)
 Other investments                                  (282)      (1,608)
 Capital expenditures, net                        (1,123)      (3,738)
 Other                                                (3)          (1)
                                              ----------   ----------
       Net cash provided from
        investing activities                     128,803      145,946
                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of special dividend                        -         (45,023)
 Capital transactions of subsidiary                  984        1,734
                                              ----------   ----------
       Net cash provided from (used in)
        financing activities                         984      (43,289)
                                              ----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS        310,002      149,615

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   235,796      117,184
                                              ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $  545,798   $  266,799
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

                         BHC COMMUNICATIONS, INC.
                         ------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of BHC Communications, Inc. and its subsidiaries. BHC, a majority owned (80.0% at March 31, 2001) subsidiary of Chris-Craft Industries, Inc., operates ten television stations, three wholly owned and seven owned by United Television, Inc. (UTV), 57.8% owned by BHC at March 31, 2001. The interest of UTV shareholders other than BHC in the net income and net assets of UTV is set forth as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Intercompany accounts and transactions have been eliminated.

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

     At March 31, 2001, BHC's marketable securities consisted of U.S. Government securities, which had a cost of $970,973,000 and a fair value of $974,421,000, and equity securities, which had a cost of $40,297,000 and a fair value of $43,950,000. The difference between aggregate cost and fair value of $7,101,000 ($4,330,000, net of income taxes and minority interest)is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 97% mature within one year and all within 18 months.

     At December 31, 2000, BHC's marketable securities consisted of U.S. Government securities, which had a cost of $1,091,231,000 and a fair value of $1,092,975,000, and equity securities, which had a cost of $39,409,000 and a fair value of $43,128,000. The difference between aggregate cost and fair value of $5,463,000 ($3,358,000, net of income taxes and minority interest) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN, and, accordingly, BHC and Viacom thereafter shared equally in UPN's losses and funding requirements. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations. Equity loss and other related to UPN in the accompanying income statements totalled $35,696,000 for the three months ended March 31, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000.

4.   SHAREHOLDERS' INVESTMENT:

     As of March 31, 2001, there were outstanding 18,000,000 shares of Class B common stock, all held by Chris-Craft, and 4,511,605 shares of Class A common stock, 10,000 shares of which are held by Chris-Craft. At March 31, 2001, 185,497 shares of Class A common stock remain authorized for purchase by BHC (see "Liquidity and Capital Resources"); however, BHC's merger agreement with News Corp. (see Note 8) prohibits any such purchases while the agreement is in effect.

     Capital transactions of subsidiary, as set forth in the accompanying condensed consolidated statements of cash flows, reflect proceeds to UTV of $984,000 and $1,734,000 in the first three months of 2001 and 2000, respectively, from the exercise of stock options.

5.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains included in net income. Comprehensive income is as follows (in thousands):

                                        Three Months
                                      Ended March 31,
                                    ------------------
                                      2001      2000
                                    --------  --------
Net income                          $ 15,550  $  4,436
Other comprehensive income, net of
  taxes and minority interest            972     1,919
                                    --------  --------
Comprehensive income                $ 16,522  $  6,355
                                    ========  ========

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 2001 aggregated approximately $189.6 million, including $89.6 million applicable to UTV.

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $9 million including interest and legal fees through March 31, 2001) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal, which was heard in March 2001. The appeal is pending. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in BHC's financial statements relating to this matter.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida, of up to $25 million.

7.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):

                                                   Three Months
                                                  Ended March 31,
                                              -----------------------
BASIC:                                           2001        2000
------                                        ----------  ----------
Weighted average common shares outstanding    22,511,605  22,511,605
                                              ==========  ==========
Net income                                    $   15,550  $    4,436
                                              ==========  ==========
Basic earnings per share                      $      .69  $      .20
                                              ==========  ==========
DILUTED:
--------
Weighted average common shares outstanding    22,511,605  22,511,605
                                              ==========  ==========
Net income                                    $   15,550  $    4,436
Dilution of UTV net income from UTV
 stock options                                       (12)        (17)
                                              ----------  ----------
                                              $   15,538  $    4,419
                                              ==========  ==========
Diluted earnings per share                    $      .69  $      .20
                                              ==========  ==========

8.   PENDING MERGER:

     As reported in BHC's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV shareholders may elect to receive the consideration as all cash, all stock or a combination thereof. Shareholders of each of Chris-Craft, BHC and UTV approved the mergers at special meetings of shareholders held on April 24, 2001. The only matter considered at the BHC special meeting was the approval and adoption of the Agreement and Plan of Merger dated August 13, 2000, as amended, among BHC, News Corp., News Publishing Australia Limited and Fox Television Holdings, Inc. This matter was approved, with the following votes cast:


                    For             Against
                    ---             -------
                182,551,788         732,789

     Consummation of each transaction is subject to receipt of Federal Communications Commission approval and satisfaction of other customary conditions. The parties anticipate that the transactions will be completed in the first half of 2001.

                      BHC COMMUNICATIONS, INC.
                      ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     BHC's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.56 billion at March 31, 2001, and BHC has no debt outstanding.

     BHC's operating cash flow is generated primarily by its core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (amortization exceeded payments by $3.5 million, in the three month period ended March 31, 2001 and payments exceeded amortization by $1.7 million in the corresponding 2000 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first three months of 2001 decreased 41%, while station earnings decreased 57%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     BHC's cash flow additionally reflects earnings associated with its cash and marketable securities, which balances increased to $1.56 billion at March 31, 2001 from $1.37 billion at December 31, 2000. Such $192.3 million increase reflects three months operating cash flow of $180.2 million, including the receipt of $126.1 million from the settlement with the Internal Revenue Service of a previously denied refund claim.

     A $2.00 per share special cash dividend, aggregating $45.0 million, was paid in February 2000, and a $1.00 per share special cash dividend in each of the previous three years.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and, at March 31, 2001, 185,497 Class A common shares remained authorized for purchase. From January 1, 1999 through March 31, 2001, UTV purchased 8,400 of its common shares for a total cost of $828,000. No shares were purchased by UTV during the first three months of 2001, and 721,249 shares remain authorized for purchase. BHC's and UTV's merger agreements with News Corp. (see Note 8) prohibit any such purchases while the agreements are in effect.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network that premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN, and, accordingly, BHC and Viacom thereafter shared equally in UPN losses and funding requirements. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom for $5 million. The $11.3 million pretax loss on the sale, together with BHC's final share of UPN's losses, were reflected in BHC's 2001 first quarter operating results. As a result of the sale, BHC has no remaining financial obligation to UPN.

     BHC's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 2001, commitments for such programming totalled approximately $189.6 million, including $89.6 million applicable to UTV. BHC capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 2001 were not material. BHC stations are continuing the process of converting to digital television (DTV). The conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. Six of BHC's 10 stations have made the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. BHC expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

     As reported in BHC's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV shareholders may elect to receive the consideration as all cash, all stock or a combination thereof. Shareholders of each of Chris-Craft, BHC and UTV approved the mergers at special meetings of shareholders held on April 24, 2001. Consummation of each transaction is subject to receipt of Federal Communications Commission approval and satisfaction of other customary conditions. The parties anticipate that the transactions will be completed in the first half of 2001.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     BHC is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of March 31, 2001 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                      Cost               Fair Value
                                      ----               ----------

  U.S. Government securities       $   970,973           $   974,421
  Equity securities                $    40,297           $    43,950


Results of Operations
---------------------

     BHC net income in the first quarter of 2001 totalled $15,550,000, or $.69 per share ($.69 per share diluted), compared to net income in last year's first quarter of $4,436,000, or $.20 per share ($.20 per share diluted). The increase in net income primarily reflects the elimination of losses attributable to BHC's former interest in United Paramount Network. BHC sold its UPN interest in the first quarter of 2000.

     Operating revenues at BHC's television station group fell 13%, to $104,135,000 from the prior year's $119,654,000. The revenue decrease reflected a general weakness in advertiser expenditures throughout the television industry. Station earnings declined to $15,996,000, from last year's $36,815,000, reflecting the weak revenues and a 7% increase in programming expenses. Operating income, which additionally reflects non-broadcasting operations and corporate office expenses of BHC and UTV, declined to $8,933,000, from $29,801,000.

     Interest and other income, which consists mostly of amounts earned on cash and marketable securities holdings, rose to $23,076,000 in the first quarter from $20,571,000 last year.

     Minority interest reflects the interest of shareholders other than BHC in the net income of UTV, 57.8% and 57.9% owned by BHC at March 31, 2001 and 2000, respectively.


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


                      BHC COMMUNICATIONS, INC.
                      ------------------------
                     PART II. OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     (a) The registrant filed a report on Form 8-K on March 21, 2001, reporting on item numbers 5 and 7.

     (b) The registrant filed a report on Form 8-K on April 12, 2001, reporting on item numbers 5 and 7.

     (c) The registrant filed a report on Form 8-K on April 24, 2001, reporting on item numbers 5 and 7.


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

Date: May 15, 2001